Form 10QSB
period 2001-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2001-12-26
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended: September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 333-60960

TRANSMERIDIAN EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

       Delaware                                76-0644935
 (State or other jurisdiction of          (IRS Employer identification No.)
  incorporation or organization)
                           11811 North Freeway, Suite 500
                           Houston, Texas 77060
(Address of principal executive offices, including zip code)

(281) 591-4777
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 7, 2001, there were 60,693,429 shares of Common Stock outstanding.

TRANSMERIDIAN EXPLORATION INC.

TABLE OF CONTENTS

Page ----
FACTORS AFFECTING FORWARD LOOKING STATEMENTS ..............................................................................3

PART I.     FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000
 ..........................................4

                  Consolidated Statements of Operations -- Three Month and Nine Month Periods Ended
                  September 30, 2001 and 2000
 ....................................................................................................................5,6

                  Consolidated Statement Of Shareholders'
Equity..........................................................................................7

                  Consolidated Statements of Cash Flows -- Nine Month Periods Ended
                  September 30, 2001 and 2000
 .......................................................................................................................8

                  Notes to Consolidated Financial Statements
 .................................................................................................9

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
 ..................................................................................................................................11

SIGNATURES                                                                                                                           ........................16
 ....................................................................................................................................
                                                                                                                                    .
FACTORS AFFECTING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words anticipate, believe, estimate, expect, project and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption Item 2--Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the Company’s anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential write downs or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see Risk Factors Affecting Our Business in Items 1 and 2. Business and Properties and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed under the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, references to Transmeridian Exploration or the Company refers to Transmeridian Exploration Incorporated and its subsidiaries on a consolidated basis.

                                                 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        Transmeridian Exploration Incorporated and Subsidiaries
                                  (A Development Stage Company)

                                                                 September 30,  December 31,
                                                                    2001             2000
                                                                 -----------    -----------
                                 ASSETS                          (unaudited)

Cash                                                             $   552,252    $   512,115
Prepaid expenses                                                      16,984         49,560
                                                                 -----------    -----------
          Current assets                                             569,236        561,675
Office property and equipment, net of accumulated
depreciation of $7,215 and $950                                       39,877          6,616
Oil and gas properties (successful efforts method of
accounting for oil and gas properties)                             7,706,485      4,445,451
                                                                 -----------    -----------
          Total assets                                           $ 8,315,598    $ 5,013,742
                                                                 ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Unpaid amounts to a third party                                  $ 1,000,000    $ 1,385,842
Accounts payable and accrued liabilities                             262,097        231,439
                                                                 -----------    -----------
          Total current liabilities                                1,262,097      1,617,281
SHAREHOLDERS' EQUITY
    Preferred stock $.0006 par, authorized 5,000,000 shares;
       103,000 shares issued and outstanding                              62              2
    Common stock $.0006 par; authorized 200,000,000 shares;
       60,617,000 and 57,797,000 shares issued and outstanding        36,370         34,678
    Additional paid-in capital                                     8,627,857      4,172,329
    Deficit accumulated during development stage                  (1,910,788)      (810,548)
                                                                 -----------    -----------
          Total shareholders' equity                               7,053,501      3,396,461
                                                                 -----------    -----------
          Total liabilities and shareholders' equity             $ 8,315,598    $ 5,013,742
                                                                 ===========    ===========
The accompanying notes are an integral part of these statements.
Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                               Cumulative
                                                      Three months             total from
                                                    ended September 30,       inception to
                                                ------------------------      September 30,
                                                    2001           2000           2001
                                                ------------    ---------    ------------

Oil sales                                       $         --    $      --    $     51,380
Cost and expenses
    Operating expenses                               106,714          --          175,418
    General and administrative expenses              275,367       35,033         955,582
                                                ------------    ---------    ------------
          Total operating expenses                   382,081       35,033       1,131,000
    Operating loss                                  (382,081)     (35,033)     (1,079,620)
Other income (expense)
    Gain on sale of working interest                      --           --         414,146
    Start-up costs                                        --           --        (246,484)
    Lease financing cost and interest expense       (140,835)    (734,781)       (970,690)
                                                ------------    ---------    ------------
     Total other income (expense)                   (140,835)    (734,781)       (803,028)
                                                ------------    ---------    ------------
     NET (LOSS) INCOME                          $   (522,916)   $(769,814)    $ (1,882,648)
                                                ============    =========    ============
Preferred dividends                                    9,380           --          28,140
                                                ------------    ---------    ------------
     NET (LOSS) INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                        $   (532,296)   $(769,814)   $ (1,910,788)
                                                ============    =========    ============

Basic loss per share                            $       (.01)   $    (.06)   $       (.07)
                                                ============    =========    ============
Weighted average shares outstanding               60,582,556   13,766,667      29,239,091

The accompanying notes are an integral part of these statements.

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                                               Cumulative
                                                      Nine  months             total from
                                                    ended September 30,       inception to
                                                ------------------------      September 30,
                                                    2001           2000           2001
                                                ------------    ---------    ------------

Oil sales                                       $     51,380    $      --    $     51,380
Cost and expenses
    Operating expenses                               175,418           --         175,418
    General and administrative expenses              768,442      152,601         955,582
                                                ------------    ---------    ------------
          Total operating expenses                   943,860      152,601       1,131,000
    Operating loss                                  (892,480)    (152,601)     (1,079,620)
Other income (expense)
    Gain on sale of working interest                      --      414,146         414,146
    Start-up costs                                        --     (246,484)       (246,484)
    Lease financing cost and interest expense       (179,620)    (745,546)       (970,690)
                                                ------------    ---------    ------------
     Total other(expense)                           (179,620)    (577,884)       (803,028)
                                                ------------    ---------    ------------
     NET (LOSS) INCOME                          $ (1,072,100)   $(730,485)   $ (1,882,648)
                                                ============    =========    ============
Preferred dividends                                   28,140           --          28,140
                                                ------------    ---------    ------------
     NET (LOSS) INCOME AVAILABLE TO
     COMMON SHAREHOLDERS                        $ (1,100,240)   $(730,485)   $ (1,910,788)
                                                ============    =========    ============

Basic loss per share                            $       (.02)   $    (.16)   $       (.07)
                                                ============    =========    ============
Weighted average shares outstanding               59,993,370    4,588,889      29,239,091

The accompanying notes are an integral part of these statements.

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                                       accumulated
                                                                                             Additional                  during
                                       Preferred     Preferred      Common        Common      paid-in      Treasury    development
                                        shares         Stock        shares        stock       capital        stock
stage       Total
                                        ------         -----        ------        -----       -------       ---------
-----------     -----

Balance at January 1, 2000                    --    $      --             --           --   $       --   $        --  $        --
$       --
Issuance of founders shares                   --           --     41,300,000       24,780
--                                 24,780
Issuance of stock for third party
   services                                   --           --      5,152,000        3,091      543,309            --           --
546,400
Conversion of debt to common
   stock                                      --           --        800,000          480      199,520            --           --
200,000
Conversion of debt to preferred stock      3,000            2                                  300,156            --           --
300,158
Stock issued in private placements            --           --     10,545,000        6,327    3,626,173            --
3,632,500
Costs of private placements                   --           --             --           --     (496,829)           --
(496,829)
Net loss                                      --           --             --           --           --            --     (810,548)
(810,548)
                                      ----------    ---------    -----------   ----------   ----------     ----------  ----------
----------
Balance at December 31, 2000               3,000            2     57,797,000   $   34,678   $4,172,329            --     (810,548)
3,396,461
Stock issued in private placements
   (unaudited)                                --           --      2,820,000        1,692   $1,820,988            --           --
1,822,680
Preferred stock issued for working
   interest (unaudited)                  100,000           60             --           --    1,499,940            --           --
1,500,000
Purchase of treasury stock (unaudited)        --           --             --           --           --        (1,320)
--      (1,320)
Sale of treasury stock (unaudited)            --           --             --           --    1,540,000         1,320           --
1,541,320
Net loss (unaudited)                          --           --             --           --           --            --   (1,072,100)
(1,072,100)
Costs of private placements
   (unaudited)                                --           --             --           --     (105,400)           --           --
(105,400)
Dividends accrued on convertible
   preferred stock (unaudited)                --           --             --           --           --            --      (28,140)
(28,140)
                                      ----------    ---------    -----------   ----------   ----------     ---------  -----------
----------
Balance at September 30,2001(unaudited)  103,000           62     60,617,000   $   36,370   $8,927,857     $      --  $(1,910,788)
$7,053,501
                                      ==========    =========    ===========   ==========   ==========     =========  ===========
==========

The accompanying notes are an integral part of this statement.

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                                                    Cumulative
                                                                                    total from
                                                  Nine months ended September 30, inception to
                                                     -----------------------      September 30,
                                                        2001          2000             2001
                                                      ---------    ---------        -----------

Cash flows from operating activities
Net (loss)                                          $(1,072,100)   $(730,485)      $(1,882,648)
Adjustments to reconcile net loss
to net cash used in operating activities
Gain on sale of working interest                             --     (414,146)         (414,146)
Depreciation and amortization                             6,265          493             7,215
Stock issued for services                                    --      446,000           546,400
Increase in prepaid expenses                            (16,984)     (93,045)          (66,544)
Increase in accounts payable and accrued
   liabilities                                            2,518      317,991           233,957
                                                      ---------    ---------       -----------
Net cash (used in) provided by operating activities  (1,083,202)    (472,742)       (1,575,766)
Cash flows from investing activities
Proceeds from sale of working interest                       --      614,146           614,146
Purchase of office property and equipment               (39,526)      (6,053)          (47,092)
Purchase of oil and gas properties                   (1,711,474)    (424,721)       (2,356,925)
                                                      ---------    ---------       -----------
Net cash (used in) provided by investing activities  (1,751,000)     182,922        (1,789,871)
Cash flows from financing activities
Payments on unpaid amounts to a third party            (385,842)          --        (2,885,842)
Purchase of treasury stock                               (1,320)          --            (1,320)
Proceeds from sale of treasury stock                  1,541,320           --         1,541,320
Payments on notes payable                              (210,103)          --          (210,103)
Proceeds from notes payable                             210,103      386,000           596,103
Proceeds from sale of common stock                    1,717,280       24,780         4,877,731
                                                      ---------    ---------       -----------

Net cash provided by (used in) financing activities   2,871,438      410,780         3,917,889
                                                      ---------    ---------       -----------
Change in cash and cash equivalents                      40,137      120,960           552,252
                                                      ---------    ---------       -----------
Cash and cash equivalents at beginning of period        512,115           --                --
                                                      ---------    ---------       -----------
Cash and cash equivalents at end of period            $ 552,252    $ 120,960       $   552,252
                                                      =========    =========       ===========

Supplemental disclosures of noncash information

During 2000, the Company acquired oil and gas properties from a third party in exchange for amounts owed totaling $3,885,842.

The accompanying notes are an integral part of these statements.

TRANSMERIDIAN EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization

Transmeridian Exploration Inc. is an independent oil company engaged in the exploration, development, exploitation and acquisition of foreign natural gas and oil properties. The Company's operations are currently focused onshore in The Republic of Kazakhstan.

Principles of Consolidation

The consolidated financial statements include the accounts of Transmeridian Exploration Incorporated and its subsidiaries, Transmeridian Exploration Inc.(British Virgin Islands), Transmeridian (Kazakhstan) Incorporated (British Virgin Islands), and Open Joint Stock Company Caspi Neft TME (Kazakhstan), all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

Interim Financial Statements

The balance sheet of the Company at September 30, 2001 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2000 is derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report included in the SB2/A.

In the opinion of management, all estimates and adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has recently issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, addresses accounting for the acquisition of intangible assets and accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. Transmeridian Exploration does not currently have goodwill or other similar intangible assets; therefore, the adoption of the new standard on January 1, 2002, will not have a material effect on the Company’s financial statements.

TRANSMERIDIAN EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements- continued

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company January 1, 2003 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. Currently, the Company is evaluating the impact the new standard will have on its financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is effective for the Company January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that the new standard will not have a material impact on its financial statements.

NOTE 2 -- LONG-TERM DEBT AND NOTES

Credit Facility

On August 24, 2001 Caspi Neft TME executed a Loan Agreement with OJSC Bank Caspian. The two year loan is for $2,800,000 at 15% per annum interest. The loan is to fund the drilling of the first new well in the South Alibek Field. The bank has agreed to a 90 day moratorium on interest and the first installment of the principal is due in February, 2002. The loan distribution is scheduled with the progress of the drilling program and is collateralized by the crude oil purchase agreement executed between Caspi Neft TME and So Cal Energy Inc. There have been no borrowings on this loan agreement

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

        Oil and gas revenues for the nine months ended September 30, 2001 were $51,350, compared to $-0- reported as the oil and gas revenues for the nine months ended September 30, 2000. There has been no production since the second quarter, which is primarily attributed to the shut down of Well No. 29 due to the work over in progress. Lease operating expense increased from $-0- for the three months ended September 30, 2000 to $106,714 for the three months ended September 30, 2001, an increase of $106,714. The increase is primarily due to the start up of production activity. General and administrative costs increased from $35,033 for the three months ended September 30, 2000 to $275,367 for the three months ended September 30, 2001. The increase of $240,334, primarily consists of an increase in payroll and office overhead expenses.

        We are an independent energy company established to acquire and develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region, based in part on our management’s experience and business relationships in the area. Our Chairman, President and Vice President of Exploration have a total of 15 years of experience working in the Kazakhstan area. We target opportunities with proved and potential oil and natural gas reserves at below international finding cost rates. We currently have one project under development. The project (which is referred to at times as the Kazakhstan Property or the South Alibek Field) is located in the Caspian Region of western Kazakhstan, and is situated near pipelines, railroads and oil field infrastructure. The proximity to existing infrastructure for exportation of oil and gas, which reduces associated costs as well as reduces the time needed to place wells on production, will be an important factor in our acquisition of any additional properties.

        We currently have a ninety percent (90.0%) equity interest in the Kazakhstan property with Kornerstone holding a ten percent (10%) carried interest. Contractually, therefore, we are responsible for 100% of development costs. We pay the 10% interest holder’s portion of expenses until the project reaches a positive cash flow basis. Then we are reimbursed from production for the payments made on behalf of the 10% interest holder, Kornerstone, plus 10% interest.

        An administrative office in Almaty, Kazakhstan was staffed in June 2000 and the physical possession of the field was transferred to Caspi Neft TME in July, 2000 by the Kazakhstan authorities. All Kazakhstan operations and administration are coordinated through this representation office in the country’s commercial center. The Almaty office, with a staff of 6, handles all federal government liaisons and contacts as well as serving as our head office in the country. A branch operating office was established in the town of Aktobe, which is the nearest industrial area to the field. This office, with a staff of 8 is to maintain a liaison with the local governmental regulatory agencies and the respective state governor’s office, as well as handling the implementation of all operations of South Alibek Field with the help of the field office, staffed by 6 employees and contractors.

        An Early Start-up Program (ESP) has been established to evaluate reservoir and productive characteristics that will be critical in determining the final design of the field development program. Permits and operational plans were filed with the authorities to begin production testing of Well No. 29 in January 2001. The various permits and authorizations required were granted in February 2001. This testing program has been authorized for 18 months, which will allow us to flow and recover production from Well No. 29 during this period.

        The initial work program on Well No. 29 includes remedial work to repair mechanical deficiencies as well as evaluation of new zones identified but not tested in the original drilling and testing of the well. This ongoing work began in February 2001 with an extended flow test of the existing Well No.29. Test production from Well No. 29 was 180 barrels of oil per day, off and on, for a total of 30 days of production from the 13 feet (4 meters) of open interval in the well intervals that was in condition to flow without any treatment or improvement in well production mechanics. Test production at this rate totaled in excess of 5,000 barrels of oil as of April 30, 2001. Currently the field produces crude with a high gravity of 39(Degree) API and with a low sulfur content of about 0.8%.

        A program to repair well damage and to open additional intervals for production evaluation was completed in June, 2001. During this workover, it was discovered that in Well No. 29 only 13 feet (4 meters) of oil pay had been previously opened to production. After repair of well damage, an additional 60 net feet of oil pay intervals were opened by perforations. No other perforations are planned until further logging and test results can be analyzed. The well testing is continuing, with installation of new down hole and surface production facilities. Production engineer modeling by Weatherford Artificial Lift Systems of the new mechanical configuration of the well, pump and surface facilities indicates that the equipment relieves the pressure on the reservoir allowing the fluid to come into the well bore at a faster rate. The modeling indicates that with 60 net feet of pay and the help of the artificial lift equipment, test production rates of 600 BOPD to 1,500 BOPD can be anticipated with the installation of this additional equipment.

        This testing program will provide well production data and reservoir pressure analysis essential to the design of permanent production facilities. This production also facilitates the estimation of reserves required in the transitions to a commercial license and production contract for the exploitation of the field.

        This work will be followed this year, with the initiation of the drilling program with the drilling of two new delineation wells and further improvement of the production facilities and infrastructure

B. LIQUIDITY AND CAPITAL RESOURCES

        We have incurred losses for start-up efforts and may continue to incur losses in the future. We sold 4,979 barrels of test production in April of 2001. Even if we get increased cash flow from well #29, we will still need additional capital to fully develop the property. Transmeridian’s financial plan to raise the required capital is through but not limited to, the sale of stock, obtaining bank loans, using commercial financing through crude oil forward purchase contracts and joint ventures with other oil and gas operators.

        If we are unable to generate sufficient operating revenues or raise the required amount of additional capital, our ability to meet our obligations and to continue the expansion of our operations will be adversely affected.

C. MANAGEMENT'S PLAN OF OPERATIONS

        The following discussion of our plan of operation should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those set forth under Risk Factors and elsewhere in this prospectus.

        We have entered into a financing agreement with a third party to provide the $2,800,000 financing we will require to drill our first well. No assurance can be given as to the availability of any additional financing as, if, and when required. Failure to obtain the additional financing or to obtain it on a timely basis will have a substantial adverse affect on our operations and our ability to complete our plan of operation in whole or in part.

Financial Plan and Plan of Operation for 2001

Our focus in 2001 will be to:
o Financing through the Sale of Stock
o Crude oil forward purchase contracts
o Bank Financing of Future Crude Production
o Development Financing
o Joint Venture Partners
o Complete payment of $1,000,000 promissory note
o Commence initial 10 well drilling activities
o Improvement of Production Facilities
Financial Plan 2001

Financing through the Sale of Stock

        On July 11, 2001 Transmeridian entered into an contract agreement with TRIUMPH SECURITIES CORPORATION of New York, N.Y. whereby Triumph will assist Transmeridian in preparing information about the company for presentation, will arrange meetings with potential underwriters and will advise Transmeridian on the respective merits of various underwriters and syndicate members.

Crude oil forward purchase contracts

        On August 27 of 2001, Caspi Neft TME executed a Crude oil forward purchase contract with So Cal Energy Incorporated for the delivery and sale of a minimum 3,000 tons (approximately 21,000 barrels) of crude oil per month at a price tied to Dated North Sea Brent Crude. The agreement provides for off takes from the rail terminals of 21,000 barrels per month initially but can be increased to 210,000 barrels per month if the field delivery capacity can be increased with new drilling. Pricing is based on Dated North Sea Brent Crude discounted $13 per barrel for transportation and quality. Payment will be in US dollars, with 80% prepayment based on the published price of North Sea Brent for the date of shipment. The final payment of 20% is determined by the average of a 15 day quote for Dated Brent for the respective shipping date. Caspi Neft TME has the right to sell any volumes of oil greater than 3,000 tons per month to other buyers if more favorable pricing terms are offered or if So Cal Energy Inc declines the additional volumes.

Bank Financing

        On August 24 of 2001 Caspi Neft TME executed a Loan Agreement with OJSC Bank Caspian. The two year loan is for $2,800,000 at 15% per annum interest. The loan is to fund the drilling of the first new well in the South Alibek Field. The bank has agreed to a 90 day moratorium on interest and the first installment of the principal is due in February, 2002. The loan distribution is scheduled with the progress of the drilling program and is collateralized by the crude oil purchase agreement executed between Caspi Neft TME and So Cal Energy Inc.

Development Financing

        On July 2, 2001, Transmeridian entered into an agreement with Tractatus LLC of New York N.Y., whereby Tractatus will act as its agent for the purpose of advising on the structuring and placement with a bank or other financial institution of a borrowing based, production note or other debt facility (term or revolver) to be used for development of the Company’s oil and gas assets and other projects. The debt facility may include equity features or direct or indirect interests in properties of the Company (collectively referred a as the Facility), and will range in amounts of between approximately $10-30 million.

Joint Venture Partners

        Transmeridian maintains an open Data Room on its web site and has entertained and will continue to entertain offers from other oil companies to participate in a Joint Venture Operation of our properties. See our website at www,tmei.com

Operation Plan

Obligations under $1,000,000 Promissory Note

On April 20, 2001 Transmeridian issued a promissory note for $1,000,000 due December 1, 2001, secured by 25% of Caspi Neft TME stock, (the holder of License 1557) to settle the outstanding debts under the Share Purchase Agreement. This note was paid on December 1, 2001.

Commencement of Initial Drilling Activities

        The investment program for the next three years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $34,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report from the Ryder Scott Company. The first three well program will be initiated with the drilling of the first well in the 1st Quarter 2002. Two additional wells will be drilled and completed by mid year 2002, for a total cost of $8,400,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at a cost of $2,000,000. We estimate that each well should cost about $2.8 million dollars to drill and complete and will be placed on production upon completion. This initial program is expected to generate cash flow by the end of the three year period of $36,000,000 under existing crude pricing and transportation tariff levels yielding a net revenue of $11 per barrel to the lease. This program will be initiated by the funds from this offering but the majority of the development capital will come from the excess internally generated cash flow from this drilling program and or commercial financing based on these production levels. Each commercial well drilled will add to this commercial lending base. We currently estimate that 23 dual completed wells will be required to fully develop the current 13.7 square kilometer contract area. Production from Well No. 29 at 180 bopd can generate between $60,000 to $70,000 per month in net operating cash flow based on a net price to us of $11.42 pre barrel delivery to Emba terminal per the terms of the oil sales agreement with So Cal Energy Ltd. The estimated transportation costs are fairly estimated in the 25% discount to the Brent North Sea Crude price used by Ryder Scott at December 31, 2000. Our in-country and corporate operating costs during this test period of approximately $140,000 per month could be covered by the funds generated from production if we are successful in getting this well to produce 600 to 1500 bopd, resulting in a positive cash flow position with the limited production from this first well alone. Most sales from our area of operation are based on the European marker crude Brent North Sea. Initial transportation costs are higher due to the limited amounts of production. Economies of scale will be realized when production increases and transportation costs should not exceed the discount used by Ryder Scott. Additionally, trucking costs will be eliminated with the installation of a field trunk line to the rail terminal located about 35 miles from our field. If the increase in production does not occur and our production continues at 180 barrels per day, our monthly operating cash flow would be $62,524.

        Based upon the funding provided by the bank loan from Bank Caspian for the drilling of the first well, Transmeridian has contracted a land drilling rig for a period of two years. The National 1320 2000 horse-power diesel electric rig, owned by Seaboard Equipment Company, is expected to be mobilized in January 2002 for a spud date in the 1st Quarter. The rig was constructed in the middle 80‘s by western companies and will be operated by Transmeridian Kazakhstan (BVI).

        We intend to initially drill two delineation wells, in succession, beginning in the first quarter of 2002. Test production from each of these wells is estimated at about 2,500 barrels of oil per day from each well based upon well tests of other wells in the same fault separated reservoir in Alibekmola field operated by Kazakhoil, which borders the South Alibek field. Alibek #29 cannot produce at these calculated rates because it has small casing which prohibits the use of large or two strings of tubing required to move the large fluid volumes. Production modeling of well #29 indicates that this well could have produced at a rate of 2,500 BOPD if larger casing had been used and Artificial Lift equipment. When these two new wells are completed, we expect to reach total test production capacity of about 4,000 to 6,000 barrels per day for all three wells combined. This larger monthly volume should enhance our marketing position such that placement of sales should reduce the handling discounts we are currently being charged. With the proper facilities in place this production could result in monthly operating income of $1.9 - to $2.3 million per month by the end of the fourth quarter 2001 if North Sea Brent prices remain at the $24, level as to which there is no assurance. The price for the Brent North Sea was $24.42 for April 3, 2001. Using this marker base crude, oil sales from the lease would result in operating revenues of $12.12 per barrel. With the elimination of trucking with the installation of a sales trunk-line and higher values due to larger volume transactions, we expect the netback of operating revenues per barrel to increase to $15.92 - $17.92 per barrel.

        We expect to utilize the equity funding and the $2,800,000 loan from Bank Caspian to support the start-up of the initial development drilling program. After the drilling and completion of seven successful wells, excess internally generated funds from Alibek # 29 and this drilling program, based on current estimates of the production from each new well, should provide the additional funds needed to complete the 10 well program and to construct a crude oil sales trunk-line to connect the field to a oil terminal railroad distribution center located about 35 miles from the field. We currently have a budget designed for the construction of the pipeline to start in the First Quarter of 2002 at a cost of $2,000,000. If we do not raise the full planned amount from this offering of about $16 million and/or the drilling program is not as successful as projected, we will have to prorate the funds that are raised to maximize the number of wells drilled and curtail the expenditures for the development of the field, delay the pipeline construction and continue trucking our production to the railway until enough excess internal funds are generated from the sale of production or additional funding from other sources can be realized.

        The drilling of these first two wells is also anticipated to prove up additional reserves. These additional reserves are contingent on the success of these and other wells and the use of many assumptions based on the currently available information but which cannot be known with any assurance and contained within directly and indirectly many of the risks associated with oil and gas exploration and field development.

Improvement of Production Facilities

        Production facilities for this level of production have been designed and the necessary equipment has been identified for immediate purchase pending available funds. All tankage and piping and construction should be provided by local construction firms which specialize in installing petroleum processing facilities.

We estimate that approximately $2 million will be required for the installation of permanent production facilities to process production of 10,000 BOPD. Emba Trans Ltd will install production and delivery facilities at the South Alibek Field per the terms of the option agreement with Caspi Neft TME, reducing our funding requirement from other sources.

        The gas produced in association with the oil production will be separated, treated and utilized in providing fuel for operations with the balance re-injected until sales to local markets can be arranged.

        We located most of the major new treating vessels required for our operation in Canada. This equipment is ideal since it is already designed for artic conditions and sour gas service. By purchasing existing excess inventory equipment to start up production we are not only saving on construction and engineering costs, but on installation time since the equipment is ready for shipment and can be installed once the surface area is prepared in the field. Storage tankage, handling and gathering facilities will be provided and installed through qualified local contractors from Kazakhstan with western supervision.

Growth Strategy

        Our growth Strategy is dependent upon raising the funds necessary to carry out the following plan. We plan to raise these funds through our financial plan, which includes bank financing for our drilling program which in turn should generate additional revenues for more drilling. At the present time we do not have any other firm offers or commitments for any financing other than our bank loan. Transmeridian’s goal is to achieve rapid growth with key acquisitions in the Kazakhstan region. There are several other License Areas very similar to South Alibek around our lease that were discovered by the Russians and turned over to the Kazakhstan Government. These areas will be coming up for tender in the near future. One of our goals is to show success with our project and use it as a showcase to raise additional funding to bid on the new areas and expand our holding. If successful, these new acquisitions could help us achieve rapid growth. Entry into these markets is facilitated by managements’ experience and industry contacts developed over the past ten years in this area. Balance in country exposure and type of production will be important to secure long-term growth of the company.

        There is no question that there is an opportunity in Kazakhstan. The Russians discovered several major fields with proved reserves and left these fields for the Kazakhstan Government to develop. The Government has turned to independent companies for development investment. If we can use our present funding wisely, develop South Alibek, produces the proved reserves that are there, transport and sell our oil through our Emba Oil Terminal and achieve profitability, we should be able to attract the needed financial resources to acquire more fields and continue to seek out other under-developed oil fields.

        Our focus is to expand our asset base with a financial plan of development of our property in Kazakhstan and, once a stable production and sales stream is achieved, our attention will be directed to the raising of additional funding for the acquisition and development of additional properties that have:

o low entry cost as measured on a dollar per barrel for proved and potential reserves;

o ready access to infrastructure allowing for production within a short time period without significant capital commitments;

o ready access to local and export markets without the need for immediate investment in pipeline construction projects; and

o projects where we can control operations and ownership.

        Operationally, we expect to finish next year in the South Alibek Field with a substantial increase in daily production from the field. An independent engineering evaluation of the known producible reserves in the field it was concluded that an early start up program with daily production of about 6,000 barrels could be achieved through the successful workover of Well #29 and the drilling of two delineation wells. Over the next five years, daily production from the South Alibek field could be increased substantially as a result of expanded developmental infield drilling and the installation of treating and pipeline sales facilities.

        We plan to continue with our reserve-purchasing program that will include at least one additional field acquisition in the region, which can all be managed from one core administration and operational team, in each of the next two years.

PART II.

ITEMS 1. THROUGH 5.

None of the items called for by Items 1 through 5 of Part II of Form 10-QSB were applicable for the period ended September 30, 2001.

ITEM 6.

(A) No Exhibits are required for the period ending September 30, 2001.
(B) We did not file any reports on Form 8K during the period ending September 30, 2001.

Transmeridian Exploration, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.
(Registrant)

Date: 12-19-01      /s/ Lorrie T Olivier
                     -------------------------
                         Lorrie T. Olivier
                         President

Date: 12-19-01       /s/ Jim W. Tucker
                     -------------------------
                         Jim W. Tucker
                         Vice President, Finance
End of Filing