Form 10KSB
period 2001-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2002-04-16
CIK 1132645

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended December 31, 2001.

Commission file number: 333-60960

TRANSMERIDIAN EXPLORATION INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

        Delaware                         1311                  76-0644935
(State or Other Jurisdiction      (Primary Standard        (I.R.S. Employer
          of                         Industrial          Identification Number)
     Incorporation or            Classification Code)
      Organization)

                                                Jim Tucker, V.P. Finance
                                               397 N. Sam Houston Parkway
        397 N. Sam Houston Parkway                            Suite 300
                                   Suite 300,
Houston, Texas  77060                        Houston, Texas, 77060
             (281) 999-9091                                 (281) 999-9091
(Address, Including Zip Code,               (Name, Address, Including Zip Code,
and Telephone Number, Including Area        and Telephone Number, Including Area
Code of Registrant's Executive Offices)     Code, of Agent for Service)

Copies of Correspondence to:
Carter Holmes LLP.
4311 Oak Lawn
Suite 600
Dallas, Texas 75219
214-765-6000

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0006 Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of December 31, 2001, the aggregate market value of registrant's voting common stock, par value $.0006 per share, held by non-affiliates was $16,767. As of December 31, 2001, registrant had 56,747,129 shares of its common stock, par value $.0006 per share, issued and outstanding.

TRANSMERIDIAN EXPLORATION INC.

TABLE OF CONTENTS

     Page
PART I

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...............................................   17

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF OPERATION.............................................   18

ITEM 7.  FINANCIAL STATEMENTS
         (See below).......................................................   24

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE..........................................   24

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................  25

ITEM 10. EXECUTIVE COMPENSATION............................................   27

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

INDEX TO CONSOLIDATED FINANCIAL
STATEMENTS................................................................   F-2

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words anticipate, believe, estimate, expect, project and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption Item 6--Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the Company’s anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential write downs or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see Risk Factors Affecting Our Business in Items 1 and 2. Business and Properties and Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report filed under the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, references to Transmeridian Exploration or the Company refers to Transmeridian Exploration Incorporated and its subsidiaries on a consolidated basis.

PART I

ITEM 1. BUSINESS

Our Business

Transmeridian Exploration, Inc. is an independent energy company established to acquire and develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region. Our philosophy is to take advantage of these opportunities based in part on our management’s experience and business relationships in the area. Our Chairman, President and Vice President of Exploration have a total of 15 years of experience working in the Kazakhstan area. We target opportunities with proved and potential oil and natural gas reserves at below international finding cost rates.

The first opportunity which the company has tied up and which will be our “anchor” project is the South Alibek Field. The South Alibek Field is located in the Caspian Region of western Kazakhstan, and is situated near pipelines, railroads and oil field infrastructure. The proximity to existing infrastructure for exportation of oil and gas, which reduces associated costs as well as reduces the time needed to place wells on production, will be an important factor in our acquisition of any additional properties.

As at December 31, 2001 we had estimated net proved reserves of 17,645,418 barrels of oil and 3.475 MMCF (million cubic feet) with a net present value at 10% (before taxes) of $128,917,482 and a standardized measure of $90,871,453 (after tax) as measured on December 31, 2001. Of these reserves, 5,808,683 barrels of oil and 1,144 MMCF were classified as proved developed non-producing.

Our long term strategy is to develop a continuous stream of commercial production from our Kazakhstan Property. We then will be poised to continue the growth of our assets with the possible acquisition of similar properties in the region.

We were incorporated in the State of Delaware on April 18, 2000 as an independent energy company established to develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union, known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region. We target opportunities to purchase proved and potential oil and natural gas reserves at below international finding cost rates such as in distress sales. For example our acquisition cost from a distress sale, based on an independent engineering evaluation of the known producible reserves in South Alibek was about $0.20 per barrel compared with comparable industry sales in the region of about $1.00 per barrel. We also concentrate on properties that are close to existing infrastructure for exportation of oil and gas, which reduces associated costs as well as reduces the time needed to place wells on production. We prefer to invest in projects in which we can have a controlling interest.

We are in the start-up phase of exploiting the one project we currently have available for exploration and production of hydrocarbons. The project is located in the Caspian region of western Kazakhstan. While the South Alibek Field is located near other producing and proved oil fields and near pipelines and railroads, you should note that proximity to such fields and infrastructure does not assure that we will be able to successfully exploit our resources.

For our projects, all exploration and production activities are conducted through wholly owned operating subsidiaries. Transmeridian Exploration Inc.(BVI) is responsible for the management of the South Alibek Field, with Open Joint Stock Company (OJSC) Caspi Neft TME (Caspi Neft TME) established in Kazakhstan to handle all the joint venture operations of that project. The Exploration License 1557 for South Alibek and the related Exploration Contract for the exploration work are registered in the name of the operating company Caspi Neft TME. Transmeridian Exploration Inc. (BVI) also has acquired 50% of Emba Trans Ltd, a newly formed Kazakhstan company with 100% ownership of the Emba Oil Terminal at the Emba railhead. OJSC Trans Caspian Petroleum was established in Kazakhstan as a wholly owned subsidiary also of Transmeridian Exploration Inc (BVI) but with no activity at this time.

Transmeridian Exploration Inc.(BVI) was formed in December 1997, by one of our directors and founders, Mr. Peter Holstein and Transmeridian Kazakhstan Inc.(BVI) was formed in March 2000. Prior to 2000, neither company had any operations, assets or liabilities. Both are registered in the British Virgin Islands with their registered office at Nerine Chambers, 5 Columbus Centre, Pelican Drive Road Town, Tortola, British Virgin Islands.

Acquisition of Transmeridian Exploration , Inc., (BVI)

Transmeridian Exploration, Inc. was formed on April 18, 2000. Transmeridian acquired all of the issued and outstanding shares of Transmeridian Exploration, Inc. BVI on April 19, 2000 in exchange for the issuance of 18,900,000 shares to each of Messrs. Peter Holstein and Lorrie Olivier.

Transmeridian BVI had no assets or liabilities prior to its acquisition and its only commercial activity consisted of a consulting agreement with Kornerstone Investment Group Ltd (Kornerstone). The consulting agreement, signed on May 1, 1999 for the identification of potential property acquisitions in Kazakhstan and the negotiation of the purchase terms, gave them consideration of a 10% carried interest upon consummation of any such property acquisition.

During 2000, Kornerstone identified a potential acquisition. A Share Purchase Agreement dated March 24, 2000 was signed with Alpha Corporation Ltd (Alpha) pursuant to which Transmeridian Exploration Inc. BVI agreed to acquire license 1557.

On March 31, 2000 an option Agreement was signed with Tracer Petroleum Corporation (Tracer) pursuant to which Tracer acquired a 4.5% interest in the License 1557 and was granted the right to acquire up to a 50% interest in the License 1557.

None of these agreements required payment by or receipt by Transmeridian Exploration Inc BVI of any monies on the assignment of or transfer of any rights unless and until the transactions contemplated by the Share Purchase Agreement were consummated. No payments were made or rights transferred until after our acquisition of Transmeridian Exploration Inc. BVI on April 19, 2000.

Acquisition of Caspi Neft TME and License 1557

Kornerstone identified the South Alibek Field as a potential acquisition. The Share Purchase Agreement provided for a down payment of $100,000, held in trust until the final transaction in April, 2000 in exchange for an option period to allow for satisfaction of certain legal conditions required to transfer the License 1557 from Alpha’s operating entity to the newly formed entity Caspi Neft TME. Transmeridian Exploration Inc.(BVI) would then purchase 100% of the shares of Caspi Neft TME once it was verified that this entity had a certifiable clear title to the License and related Exploration Contract for License 1557. The full purchase price for securing 100% control of the License and stock of the title holding company was $4,000,000.

Prior to our acquisition of Caspi Neft TME, the License was held by another subsidiary of Alpha. There was no activity in this subsidiary nor was there any activity on the oil and gas property related to the license.

On April 19, 2000 the Share Purchase Agreement was initiated by Transmeridian Exploration Inc.(BVI) with the payment of $614,158 by Tracer to Alpha, for which Alpha initiated the transfer of the License 1557 and Exploration Contract for South Alibek to Caspi Neft TME and assigning 100% of the shares of Caspi Neft TME to Transmeridian Exploration Inc (BVI).

On June 7, 2000 the License 1557 and Exploration Contract for South Alibek was officially transferred to Caspi Neft TME by Resolution 645 of the Republic of Kazakhstan parliament and

Alpha transferred the shares of the corporate entity to Caspi Neft TME. Thus, at this time, Transmeridian through its subsidiaries, now held full title to the South Alibek Field.

In August of 2000 we paid Alpha $500,000 to restructure the Share Purchase Agreement in order to extend the $3,385,842 balance due on the Share Purchase Agreement.

In September of 2000, TRACER elected not to participate on a 50% basis but chose to retain a 4.5% working interest in the property.

In 2001, Transmeridian increased its working interest to 90% by acquiring Tracer’s 4.5% working interest in exchange for 100,000 shares of convertible preferred shares of Transmeridian. Each share of preferred stock is convertible into fifteen shares of our common stock for a five-year period. In addition, TRACER received warrants for the purchase of up to one million shares of our common stock at a price of $1.00 per share for a maximum of two years. As of the date of this prospectus, none of the Series B Convertible Preferred Shares or warrants have been converted or exercised.

The final payment terms for the Share Purchase Agreement was settled on April 20, 2001, by the payment of $385,842 and the payment of the balance of $1,000,000 on December 1, 2001.

The South Alibek field was discovered in 1996 when the Alibek No.29 was drilled and tested flowing oil. The Government Operating Company in charge of this exploration drilling was without funds to continue operations and the South Alibek field was offered in a public tender in the government’s privatization program. OJSC Caspi Neft won the tender and began looking for a financial partner for the continued exploration and development of the field. We negotiated to purchase the License giving rights to the exploration and development of the field based on the geological evidence supporting the existence of a large structure with oil potential proved by Well No. 29 and other wells drilled within 1- 3 kilometers. After we acquired the acreage, we conducted geological, petrophysical and engineering studies of the available well data as well as the available seismic over the area. This data supported the Ryder Scott Company reserve study which confirmed and quantified from an independent third party source our evaluation of the potential of the field. The cost we paid for the license bears no relationship to the value of the reserves that the Ryder Scott Company later determined for the field.

Acquisition of Emba Oil Terminal

On August 27th of 2001 Transmeridian purchased a 50% interest in Emba Trans Ltd a rail terminal at the city of Emba to facilitate the storage, sales and export of oil from the production of South Alibek Field. The Company is in the process of completion of the upgrade of the terminal by Emba Trans Ltd and the installation of related production and delivery facilities for South Alibek Field. The terminal has sufficient handling capacity for the production from South Alibek.

Employees

As of December 31, 2001, our staff consists of an experienced management team with five professionals in the Houston office plus the support of expert engineering and geoscience consultants as needed and an operations management team and staff in Almaty and Aktobe comprised of nine in Almaty and eleven in Aktobe and six field personnel, as well as contract employees supervised by our expatriate engineers.

Corporate Information

Transmeridian was incorporated under the laws of the State of Delaware on April 18, 2000.

Our corporate headquarters’ offices comprising 6,725 square feet of rented executive offices in Houston, at 397 N. Sam Houston Parkway, Suite 300, Houston, Texas 77060, at a monthly rental of $9,527 on a five-year lease. The corporate office of Caspi Neft TME is in Almaty, Kazakhstan, 130AFurmanova street, comprising 4500 square feet rented monthly for $5,460 and their branch office in Aktobe, Kazakhstan, is at Gaziza Zhubanova Street, 50 A comprising 1,162 square feet, rented monthly at $540. Our Houston telephone number is (281) 999-9091.

ITEM 2. PROPERTIES

Properties

All exploration and production activities are conducted through wholly owned operating subsidiaries. Transmeridian Exploration Inc.(BVI) is responsible for the management of the South Alibek Field, with Open Joint Stock Company (OJSC) Caspi Neft TME (Caspi Neft TME) established in Kazakhstan to handle all the joint venture operations of that project. The Exploration License 1557 for South Alibek and the related Exploration Contract for the exploration work are registered in the name of the operating company Caspi Neft TME. Transmeridian Exploration Inc. (BVI) also has acquired 50% of Emba Trans Ltd, a newly formed Kazakhstan company with 100% ownership of the Emba Oil Terminal at the Emba railhead.

>The South Alibek Field is located in the north-eastern portion of the Caspian Sea Region, in northwestern Kazakhstan within the prolific oil region of Aktobe. It is approximately 380 kilometers (225 miles) northeast of the giant Tengiz oil field. South Alibek lies in a fairway of oil and gas fields that produce from carbonate reservoirs of Middle Carboniferous and Lower Carboniferous age. The trend follows the reef buildup on the margin of an ancient sea in this area. The field is located in the Mugodzhar region of the Aktubinsk Oblast, 240 kilometers (75 miles) south of the city of Aktobe and the license area for the field is 14,111 acres (57.1 sq km).

The project is in very close proximity (10 miles) to two large developed oil fields, Kenkiyak and Zhanazhol Field. The South Alibek field borders the Alibekmola field. The South Alibek project is within an area of good infrastructure including, oil and gas pipelines, electrical transmission connections, all weather roads, small towns and trained oilfield labor force. The fields in the region were identified and developed during the time of the former Soviet Union and soon after its breakup all activity on the Alibekmola and South Alibek field stopped due to lack of funds to finance its development. Tenders were held to offer the further exploration and development of these fields to private investors.

The South Alibek field is immediately adjacent to the Alibekmola Field, on its western flank and is separated by a known major fault. The oil reservoirs are in the Middle Carboniferous (KT1) and Lower Carboniferous (KT-2) limestones which can be found at an initial depth of 6,500 feet, and are generally 7,000 feet thick in the area of the field. The carbonate limestones are the main oil reservoirs for many of the fields in the area. The net pay thickness for well No.29 based on evaluation of electric logs and production tests is estimated to be 700 feet. Based on additional wells drilled during the Soviet era, in and on the border of the license, combined with seismic coverage, we are estimating that this amount of net pay extends over most of the area covered by the License 1557. The estimate of average pay intervals through out the field area is based on seismic which gives us control on the structural extent of the productive intervals and well logs with extensive petrophysical evaluation which allow for correlation and area control within the field area. We also have well tests over these same intervals which gives us confidence of the productive nature of these intervals.

The wells drilled in South Alibek before and soon after the independence of Kazakhstan were part of the field delineation program of the Soviet-modeled geological association, a company acting on behalf of the government. The Alibekmola and South Alibek Fields are delineated by 31 wells, two of which are within the area covered by License 1557 and a grid of modern 2D seismic. The existence of a downthrown field adjacent to the Alibekmola main structure was discovered in 1994 with the drilling and testing of well Alibekmola No.29. The South Alibek field is about 2,000 feet lower than the Alibekmola Field having a different production drive mechanism, deeper oil water contact and generally a higher oil quality.

On December 28th, 2001 the company signed a contract to purchase a Land Drilling Rig named Rig 232 - type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company's common stock. The Company will use this rig to start its drilling program in the spring of 2002.

No.     Company Holding Title           Name            Description        Size            Costs
1       Caspi Neft TME                  South Alibek    License 1557       14,111 acres    $4,000,000
                                                        Oil and Gas Lease
        Obligateions
        KAZSTROIPOEK TOO (KSP)
        has the right, for two
        years, to convert for
        50% of this license
2       Transmeridian Exploration HVI    Emba Terminal  Legal Title             50%        $  200.000
                                                        Railroad oil shipping
                                                        terminal
                                                        Drilling rig                       $5,300,000

        Obligations                      Land lease     20 years                20 acres   $1.,750,000

Reserves

Extensive geologic and engineering information was obtained from 1996 to December of 2000 and provides the basis of the technical evaluation and conclusions made by us and third parties. Reserves estimates are based on the available data on South Alibek Field, Alibekmola Field and Zhanazhol Field. Ryder Scott Company, a US independent engineering company, estimated Transmeridian Exploration Inc. net known producible reserves in the field of 17,645, million barrels of oil for the South Alibek Field as corrected for its current 90% interest in the property. These reserves only include the reserves estimated to be recoverable from well No. 29 and two 80 acre offset units (wells) in the 14,111 acre license area. Larger reserves are anticipated if certain reasonable assumptions based on the nearby analogous fields are proven applicable for South Alibek Field. These reserves estimates are contingent on successful confirmation of the estimates and assumptions made in arriving at those estimates, and have the types of risks associated with each category as defined by the SPE/SPEE that are normally associated with oil and gas property estimates.

Summary of the Work Performed by Ryder Scott

Ryder Scott prepared an estimate of the reserves, future production, and income attributable to certain leasehold interests of Transmeridian Exploration, Inc. (Transmeridian) as of December 31, 2001. The subject property is located in South Alibek Field, License Number 1557, in the Republic of Kazakhstan. The income data were estimated using the Securities and Exchange Commission (SEC) requirements for future price and cost parameters.

The estimated reserves and future income amounts presented in this report are related to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2001 were used in the preparation of this report as required by SEC rules; however, actual future prices may vary significantly from December 31, 2001 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

The estimates of reserves presented herein were based upon a detailed study of the properties in which Transmeridian owns an interest; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Transmeridian has furnished all of the accounts, records, geological and engineering data, and reports and other data required for the Ryder Scott investigation. The ownership interests, prices, and other factual data was also furnished by Transmeridian and were accepted without independent verification. The estimates presented in this report were based on data available through December 2001.

The following table presents Ryder Scott’s estimated net proved oil and natural gas reserves and the present value of our reserves at December 31, 2001, based on, and qualified by reference to, the reserve report prepared by them. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves we own.

The present value of future net cash flows before income tax as of December 31, 2001 was determined by using the stated sales price offered for field deliveries using the market crude price of Dated Brent as of December 31, 2001 of U.S. $20.50 per barrel less a 25% discount for quality and transportation and handling for a net price of U.S. $15.37 per barrel. Ryder Scott utilized an estimate of 10% for government royalty in the calculations of present value. Royalty rates currently being applied to new production contracts in the Kazakhstan range between 6-10%. No value was assigned to gas reserves as currently there is no delivery contract for gas sales. Per Ryder Scott (December 31, 2001)

Future Net Revenue
Category                     Oil          Gas           Total             Present Worth

Proved:                       Bbls        Mmef     (Undiscounted Future) (Discounted Future
                                                        Net Reserves)      Net Revenue(10%))
  Debeloped Non Producing   5,675,781    1,118       $ 89,052,064            $ 38,233,968
        Undeveloped        11,536,991    2,273       $184,169,051            $111,222,514
        Total Proved       17,212,772    3,391       $273,221,115            $128,526,298

Summary of Productive Area
South Alibek Field (License 1557)

                              Gross
        Total Area           14,111 acres
                                                1 well puls 2 offsets at 80 acre spacing
        Proved                  240 acres
        Remaining             13,871 acres              (1)
        Interest                90%                     (2)
        Wells                     1                     (3)
(1)We are in the second year of a 6-year exploration period of the License for this property and there are no prior year properties. Commercial production from the field has not commenced as of this filing.
(2) Subsequent to year-end we acquired the 4.5% interest previously owned by TRACER
(3) Well No.29 is now on test production since February 26, 2001.

Oil and Gas Producing Activities:

Total costs incurred in the acquisition of the License 1557 and the formation and development of our wholly owned subsidiary Caspi Neft TME, the owner of the oil and gas exploration activities, all incurred within Kazakhstan, were as follows (in thousands except per barrel information):

                                                        For the year ended
                                                        December 31,2001

Property Acquisition Costs
        Unproved                                        $  -
        Proved                                          $  5,597,850

Exploration Costs                                       $  -

Development Costs                                       $  3,173,097

Depreciation, depreciattion and amoritazion per
    equivalent barrel of production                     $  -

The aggregate capital cost relative to oil and gas
    producing activities are as follows
        Unproved oil and gas properties                 $  -
        Proved oil and gas properties                   $  8,770,947

Accumulated depreciation, depletion and
    amortization                                        $  -

                        Net Capitalized Cost            $  8,770,947

Standardized Measure of Discounted Future Net Cash Flows from Oil and Gas Operations and Changes Therein.

The standardized measure of discounted future net cash flows was determined based on the economic conditions in effect at the end of the period presented, except in those instances where fixed and determinable gas price escalations are included in contracts. The disclosures below do not purport to present the fair market value of our oil and gas reserves. An estimate of the fair market value would also take into account, among other things, the recovery of reserves of an independent engineering evaluation of the known producible reserves in the field, anticipated future changes in prices and costs, a discount factor more representative of the time value of money and risk inherent in reserve estimates.

The reserve estimates provided at December 31, 2001 are based on oil prices of approximately $15.37, which approximates 75% of the Brent North sea crude price per barrel which related to a commercial offer at that time to purchase crude from the field. No value was assigned to gas reserves, as currently there is no delivery contact for gas sales.

                                                        For the year ended
                                                        December 31, 2000

Future net revenue                                       $271,298,289

Future costs
        Lease operating expense                         ($ 27,481,568)
        Development costs                               ($ 10,407,000)

Future net cash flows before income taxes                $233,409,721
Discounted at 10% annum                                 ($104,492,239

Discounted future net cash flows before income taxes     $128,917,482
Future income taxes net of discount at 10$ annum        ($ 38,046,029)

Standardized measure of discounted future net cash flows $ 90,871,453

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

Commencement of Operations and Initial Production Activities

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

An administrative office in Almaty, Kazakhstan was staffed in June 2000 and the physical possession of the field was transferred to Caspi Neft TME in July, 2000 by the Kazakhstan authorities. All Kazakhstan operations and administration are coordinated through this representation office in the country’s commercial center. The Almaty office, with a staff of 9, handles all federal government liaisons and contacts as wells as serving as our head office in the Country. A branch operating office was established in the town of Aktobe, which is the nearest industrial area to the field. This office, with a staff of 11 is to maintain a liaison with the local governmental regulatory agencies and the respective state governor’s office, as well as handling the implementation of all operations of South Alibek Field with the help of the field office, staffed by 6 employees and contractors.

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

The initial work program on Well No. 29 includes remedial work to repair mechanical deficiencies as well as evaluation of new zones identified but not tested in the original drilling and testing of the well. This ongoing work began in February 2001 with an extended flow test of the existing well No.29. Test production from well No.29 was 180 barrels of oil per day, off and on, for a total of 30 days of production from the 13 feet (4 meters) of open interval in the well intervals that was in condition to flow without any treatment or improvement in well production mechanics. Test production at this rate totaled in excess of 5,000 barrels of oil as of April 30, 2001. Currently the field produces crude with a high gravity of 39(Degree) API and with a low sulfur content of about 0.8%.

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

This work will be followed this year, with the initiation of the drilling program with the drilling of two new delineation wells and further improvement of the production facilities and infrastructure (See Plan of Business).

Marketing of Test Production

The Mugodzhar region of the Aktubinsk Oblast, in which South Alibek is located, is one of the most highly developed areas for oil field development and production in the Republic of Kazakhstan, with existing roads, railroads, rail oil terminals and oil pipelines.

Companies in the area of South Alibek Field utilize both the KazTrans Oil and Russian Transneft pipeline system to export their oil to regional hub export locations such as Samara, Ukraine, and the Port of Odessa on the Black Sea and European locations such as Poland, Hungry, Lithuania, Germany and Finland. Pipeline capacity in the area has significantly improved this year with the opening of the Caspian Pipeline Consortium (CPC) pipeline, raising current capacity of 250,000 barrels oil per day (bopd) to 800,000 bopd by year end. Two oil pipelines currently service the producing fields, Kenkiyak and Zhanazhol, 10 miles from South Alibek, with 50,000 barrel per day and 93,000 barrel per day capacities, with only one pipeline currently being used at a 53% capacity. The pipelines transport the oil to the refinery in Orsk and is a transfer point for swaps to western markets. The Alibekmola Field, adjacent to South Alibek, is now beginning development, with pipeline construction started to cross our license to connect to the larger capacity pipeline at Zhanazhol Field. The CPC pipeline is between Atyrau and the Black Sea Port of Novorosiisk, and access could be by rail or the laying of a 90 mile pipeline from Kenkiyak to Atyrau as planned by KazTransOil. The capacity would be about 125,000-165,000 bopd and would provide an alternative routing for the project’s production. Our current plans do not rely on entry in the CPC system for its export and sales routes but this facility provides a feasible alternative. All economic estimates assume the utilization of trucking, pipeline and rail facilities located within 35 miles of the field.

Since we do not currently have access to a pipeline, the production is being sold, either at the field or trucked to a local rail terminal, to export or local markets depending on market conditions at the time The production from Well No. 29 and the new wells planned for this year is expected to be sold on the export market at world oil prices less deductions for quality, transportation and handling costs. Under the terms of the Exploration and Production Contracts, the Kazakhstan Government can require us to sell 50% of our production into local markets, but so far they have not done so. The use of the rail system for shipment of crude to Western Europe and China is used by a number of companies, the largest of which is Chevron’s Tengiz operations shipping about 161,000 barrels per day. Other operators in the Mugodzhar region including Shell Oil, Maersk Oil & Gas, Veba Oil, and the Chinese National Petroleum Company also include rail transport in their marketing of oil. Four oil terminals are present in the area and available for storage and sale to export markets. They include Emba 5, 30 miles from South Alibek, Emba, 35 miles from South Alibek, Shubarkuduk, 94 miles from South Alibek and Bestamak, 120 miles from our field. Trucking crude to the terminals is considered a temporary measure until we can establish our own export facilities or pipeline connections to these or other export routes

Initially the oil was trucked to Shubarkuduk Oil Terminal and sold to Kaspi Neft Chim, a local crude oil purchaser. Production for the next twelve months will be sold to So Cal Energy Inc., under an agreement reached on August 27, 2001 and discussed further in Our Plan of Business in 2002. The oil will be stored and sold for export at our Emba facilities and will initially be trucked the 35 miles from South Alibek. We have an agreement with Emba Trans Ltd. for through put charges of $0.73 per barrel for the storage and handling of the oil. The terminal currently has 25,000 barrel storage capacity. The terminal will be expanded to accommodate the anticipated increase for the field.

Exploration Contract and Conversion to Exploration and Production Contract

>Exploration Contract

Currently we have an Exploration Contract for South Alibek. As long as we operate under the Exploration Contract we can produce the wells under a test program and pay a 2% royalty. The exploration period consists of six (6) successive years from the effective date of the License dated April 29, 1999.

The License may be extended twice as mutually agreed by the parties to the License with each extension period having a term of two years. Therefore the total possible exploration period utilizing the maximum of extension periods allowed by the contract is a term of ten (10) years. For each extension requested of the competent government body, the parties shall determine the part of the Contractual Area for further exploration work and make the appropriate changes in the applicable working program. The exploration contract can be converted to terms under a Production Contract at any time that we wish with the requirement that we file an approved reserves report based on the current test production of Well No. 29.

Typical Production Contract in Kazakhstan

While the majority of the production contract is defined by the countries petroleum and tax code there are some terms open to negotiation such as royalty rates, production bonus and other production related assessments. The normal term provided under the Kazakhstan Petroleum Code for the exploitation of a proved oil field under a Production Contract is 25 years unless extended. The typical exploration period is five years unless extended. In total a contractor will have at least 30 years to explore and exploit a contract area unless extended. Generally with the commercial production of a field the royalty is much higher and can be as much as 10% of the net production from the field. A typical commercial production contract would include definitive terms describing the commercial and tax conditions for producing any fields discovered within the License area. We would choose a contract structured on a Tax / Royalty model as opposed to a Production Sharing Model. Under a Tax/Royalty model we would pay 100% of all development costs and receive 100% of all sales proceeds.

Steps we must take to obtain a Production Contract and preserve our rights.

In accordance with the Exploration Contract and the provision of the Kazakhstan Petroleum Code, we will be expected to inform the government within 30 days of the existence of any commercial reserves at which time we will be expected to convert our operations to a Production Contract, which will also cover the entire license area. We believe the present Exploration Contract provides us with a preferential right to receive such a commercial production contract. We have sought and received a letter from the Ministry of Natural Resources as to their preferred treatment of transitioning our existing operating contract to include commercial production. Section 10.4. of the present Exploration Contract grants us the exclusive right to a production contract, it states Commercial Discovery entitles the Contractor with the exclusive right for conclusion of a Production Contract provided that provisions of the License and the Contract are met. and the letter we received from the Ministry of Energy, Industry and Trade, clearly states that we have an exclusive right to be granted the right for hydrocarbon production.. and we have a right to a Production Contract.... When we establish commercial production we expect that we will convert from an Exploration Contract to an Exploration Production Contract, as we will still have an unexpired Exploration term and additional exploration works would be warranted.

The material terms of the letter from the Ministry of Natural Resources.

A. That the Agency of the Republic of Kazakhstan for Investments is the competent body for Exploration, Production and Joint Exploration and Production of Natural Resources.

B. Since we have an Exploration contract and in accordance with Regulations on Granting Use of Subsoil Natural Resources Article 3.1, we have an exclusive right to produce the hydrocarbons arising from exploration works and to enter in to a Production Contract with the competent authority for the development of the reserves.

C. At all times, the completion of the Exploration works must be completed in a time - efficient manner.

D. The Ministry of Energy, Industry and Trade is willing to prepare an expert evaluation and approval of the South Alibek field within the time frame prescribed by law.

We will submit the technical data from the well tests that are being preformed on Alibek No.29 as soon as the test data is available, to a recognized institute in Kazakhstan for the writing of a government reserve report, and when this report is filed we will submit a formal application for a commercial Production Contract covering the entire license area. (The Production Contract is a contract for fields with only production. We will request an Exploration and Production Contract as we will continue to explore within the License area, as well as produce discovered fields.) We expect to request a conversion of the present Exploration Contract to an Exploration and Production Contract by the end of this year. We expect that the Government will act on our request in December or during the first quarter of 2003. The Kazakhstan law requires government agencies to respond to any administrative matter within 30 days from its submission. To this end we expect the government to acknowledge our request and to select a negotiation committee to handle our negotiations within this 30 day time frame. There is no legal time frame to conclude negotiations.

License Extension

An Application was made to the government authorities and an extension was granted and authorized by government resolution on November 7, 2001 that the license area for the Company’s South Alibek Field (“Field”) was increased 400% to incorporate all of the currently identified potentially oil bearing reservoirs associated with the Field. With this increase, the Company now estimates that the entire structural closure of the Field is completely within the expanded 14,111 acre (57.106 sq. km) License, and provides TMEI the opportunity to fully develop the complete Field structure area, as well as providing additional acreage for the exploration of upside prospective targets within the license. This significantly larger area could potentially provide additional proved reserves and higher daily production rates to us in the future than we have currently forecasted.

The original area of the South Alibek License was 3,396 acres (13.745 sq. km.) when acquired by TMEI. During 2001, the Company’s technical team of specialists studied the feasibility of extending the license area due to the structural continuation of the South Alibek Field’s oil oil-bearing reservoirs beyond the original license boundary. The specialists, as well as Ryder Scott Company, a US independent engineering company, estimated that approximately half of the Field was potentially outside of the original license area. An Application was made to the government authorities and an extension was granted and authorized by government resolution on November 7, 2001. The new license area is 14,111 acres (57.106 sq. km.) and is governed by the existing Exploration Contract and Exploration License, giving TMEI rights to explore and continue its exploitation of the hydrocarbons found within the license.

Present Activities

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

The company has executed a Share Purchase Agreement with Kazstroiproekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which provides for the sale and transfer of 50% interest of Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue it will be responsible for the payment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. If KSP determines that it will not continue in the project it will return its 50% interest in Caspi Neft TME and Caspi Neft will be solely responsible for the existing loan. The partnership is governed by an international joint operating agreement with TMEI as operator for at least the first 3 years. Astana Holdings has existing crude oil production and export terminal operations in Kazakhstan and offers essential in-country support for a fast track development program for the field. An interim bridge loan for $1.5 million was issued in December 2001, and the Company paid off the $1 million Al Alpha note on December 1, and a final credit agreement for the principal loan of $20 million is pending finalization of documents. The company believes that this financing should be sufficient to bring the field into production of rates up to 40-50 thousand barrels per day. Additional financing may be required if a larger scale of production is indicated by drilling results.

Financial Plan and Plan of Operation for 2002

Our focus in 2002 will be to:

; Financing through the Sale of Stock
; Crude oil forward purchase contracts
; Bank Financing of Future Crude Production
; Joint Venture Partners
; Commence initial 10 well drilling activities
; Improvement of Production Facilities

; Staffing

Financial Plan 2002

Financing through the Sale of Stock

The Company plan to fill a registration statement with the SEC in the near future for the sale of its common stock to the public.

Crude oil forward purchase contracts

On August 27 of 2001, Caspi Neft TME executed a Crude oil forward purchase contract with So Cal Energy Incorporated for the delivery and sale of a minimum 3,000 tons (approximately 21,000 barrels) of crude oil per month at a price tied to Dated North Sea Brent Crude. The price we receive for our oil and natural gas production are tied to the price of North Sea Brent Crude. North Sea Brent Crude prices fluctuate depending upon several factors such as world demand. Brent crude oil prices rose from $25.26 to $25.31 from May 15th of 2001 to March 26th of this year. The agreement provides for off takes from the rail terminals of 21,000 barrels per month initially but can be increased to 210,000 barrels per month if the field delivery capacity can be increased with new drilling. Pricing is based on Dated North Sea Brent Crude discounted $13 per barrel for transportation and quality. Payment will be in US dollars, with 80% prepayment based on the published price of North Sea Brent for the date of shipment. The final payment of 20% is determined by the average of a 15 day quote for Dated Brent for the respective shipping date. Caspi Neft TME has the right to sell any volumes of oil greater than 3,000 tons per month to other buyers if more favorable pricing terms are offered or if So Cal Energy Inc declines the additional volumes. Due to mechanical problems making production from the Alibek Well No.29 impossible, the company and So Cal suspended the previous sales agreement to handle production from this well.  Company maintains contacts with this and other marketing companies in the region in anticipation of beginning test production in the third quarter after the initiation of the current 3- well drilling program.

Bank Financing

The company has executed a Share Purchase Agreement with Kazstroiproekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which provides for the sale and transfer of 50% interest of Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue it will be responsible for the payment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. If KSP determines that it will not continue in the project it will return its 50% interest in Caspi Neft TME and Caspi Neft will be solely responsible for the existing loan. The partnership is governed by an international joint operating agreement with TMEI as operator for at least the first 3 years. Astana Holdings has existing crude oil production and export terminal operations in Kazakhstan and offers essential in-country support for a fast track development program for the field. An interim bridge loan for $1.5 million was issued in December 2001, and the Company paid off the $1 million Al Alpha note on December 1, and a final credit agreement for the principal loan of $20 million is pending finalization of documents. The company believes that this financing should be sufficient to bring the field into production of rates up to 40-50 thousand barrels per day. Additional financing may be required if a larger scale of production is indicated by drilling results.

Joint Venture Partners

See Kazstroiproekt Ltd (KSP) under bank financing above.

Operation Plan

Commencement of Initial Drilling Activities

The investment program for the next three years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $34,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report from the Ryder Scott Company. The first three well program will be initiated with the drilling of the first well in the 2nd Quarter 2002. Two additional wells will be drilled and completed by year end 2002, for a total cost of $8,400,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at a cost of $2,000,000. We estimate that each well should cost about $2.8 million dollars to drill and complete and will be placed on production upon completion. This initial program is expected to generate cash flow by the end of the three year period of $36,000,000 under existing crude pricing and transportation tariff levels yielding a net revenue of $11 per barrel to the lease. This program will be initiated by the funds from the bank financing but the majority of the development capital will come from the excess internally generated cash flow from this drilling program and or commercial financing based on these production levels. Each commercial well drilled will add to this commercial lending base. We currently estimate that 44 dual completed wells will be required to fully develop the current 57.1 square kilometer contract area. Production from Well No. 29 at 180 bopd can generate between $50,000 to $60,000 per month in net operating cash flow based on a net price to us of $9.80 per barrel delivery to Emba terminal per the terms of the current oil sales. The estimate transportation costs is fairly estimated in the 25% discount to the Brent North Sea Crude price used by Ryder Scott at Dec 31, 2001. Our in-country and corporate operating costs during this test period of approximately $140,000 per month could be covered by the funds generated from production if we are successful in getting this well to produce 600 to 1500 bopd, resulting in a positive cash flow position with the limited production from this first well alone. Most sales from our area of operation are based on the European marker crude Brent North Sea. Initial transportation costs are higher due to the limited amounts of production. Economies of scale will be realized when production increases and transportation costs should not exceed the discount used by Ryder Scott. Additionally, trucking costs will be eliminated with the installation of a field trunk line to the rail terminal located about 35 miles from our field. If the increase in production does not occur and our production continues at 180 barrels per day, our monthly operating cash flow would be $52,920.

Based upon the funding provided by the bank loan from Kazstroiproekt, Ltd for the drilling of the first well, on December 28th, 2001 the company purchased a Land Drilling Rig named Rig 232 - type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company’s common stock. The Company will use this rig to start its drilling program in the spring of 2002. The rig was constructed in the middle 80‘s by western companies and will be operated by Transmeridian Kazakhstan (BVI).

We intend to initially drill two delineation wells, in succession, beginning in the second quarter of 2002. Test production from each of these wells are estimated at about 2,500 barrels of oil per day from each well based upon well tests of other wells in the same fault separated reservoir in Alibekmola field operated by Kazakhoil, which borders the South Alibek field. Alibek No.29 cannot produce at these calculated rates because it has small casing which prohibits the use of large or two strings of tubing required to move the large fluid volumes. Production modeling of well No.29 indicates that this well could have produced at a rate of 2,500 BOPD if larger casing had been used and Artificial Lift equipment. When these two new wells are completed, we expect to reach total test production capacity of about 4,000 to 6,000 barrels per day for all three wells combined. This larger monthly volume should enhance our marketing position such that placement of sales should reduce the handling discounts we are currently being charged. With the proper facilities in place this production could result in monthly operating income of $1.9 - to $2.3 million per month by the end of the fourth quarter 2001 if North Sea Brent Crude prices remain at the $20 level as to which there is no assurance. The price for the Brent North Sea Crude was $25.07 for March 18, 2002. Using this marker base crude, oil sales from the lease would result in operating revenues of $13.50 per barrel. With the elimination of trucking with the installation of a sales trunk-line and higher values due to larger volume transactions, we expect the netback of operating revenues per barrel to increase to $15.00 - $18.00 per barrel.

We expect to utilize the equity funding from future offerings and the $20,000,000 loan to support the start-up of the initial development drilling program. After the drilling and completion of seven successful wells, excess internally generated funds from Alibek No. 29 and this drilling program, based on current estimates of the production from each new well, should provide the additional funds needed to complete the 10 well program and to construct a crude oil sales trunk-line to connect the field to a oil terminal railroad distribution center located about 35 miles from the field. We currently have a budget designed for the construction of the pipeline to start in the Forth Quarter of 2002 at a cost of $2,000,000.

The drilling of these first two wells is also anticipated to prove up additional reserves. These additional reserves are contingent on the success of these and other wells using many assumptions based on the currently available information but which cannot be known with any assurance and contained within directly and indirectly many of the risks associated with oil and gas exploration and field development.

Improvement of Production Facilities

Production facilities for this level of production have been designed and the necessary equipment has been identified for immediate purchase pending available funds. All tankage and piping and construction should be provided by local construction firms which specialize in installing petroleum processing facilities.

We estimate that approximately $2 million will be required for the installation of permanent production facilities to process production of 10,000 BOPD. Emba Trans Ltd. will install production and delivery facilities at the South Alibek Field per the terms of the option agreement with Caspi Neft TME, reducing our funding requirement from other sources.

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

Staffing

At the present time, we have a start-up staff of about 25 professionals between the Houston and Kazakhstan field offices. The drilling program will require a team of at least six engineers to be employed from the Houston office. Two drilling engineers will supervise the drilling work in Kazakhstan for 30 days and then be relieved by two other engineers from the Houston office for 30 days. Two expatriate production engineers will also rotate on a 30 days on and off basis to supervise the crude oil production. Each of these professionals will require approximately four Kazakhstan field assistances for fieldwork and language translation, or 12 in country employees. This increase in activity and payroll will require administrative support, geologist, engineers, accountants, interpreters and drivers both at the Almaty office as well as at the Aktobe office. With the addition of the pipeline and terminal construction and expanded development field operations we expect to increase the number of employees in about 4 years to approximately 100 employees in Kazakhstan and 15 in the Houston office.

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

There is no question that there is opportunity in Kazakhstan. The Russians discovered several major fields with proved reserves and left these fields for the Kazakhstan Government to develop. The Government has turned to independent companies for development investment. If we can use our present funding wisely, develop South Alibek, produce the proved reserves that are there, transport and sell our oil through our Emba Oil Terminal and achieve profitability, we should be able to attract the needed financial resources to acquire more fields and continue to seek out other under-developed oil fields.

Our focus is to expand our asset base with a financial plan of development of our property in Kazakhstan and, once a stable production and sales stream is achieved, our attention will be directed to the raising of additional funding for the acquisition and development of additional properties that have:

; low entry cost as measured on a dollar per barrel for proved and potential reserves;
; ready access to infrastructure allowing for production within a short time period without significant capital commitments;
; ready access to local and export markets without the need for immediate investment in pipeline construction projects; and
; projects where we can control operations and ownership.

Operationally, we expect to finish the year in the South Alibek Field with a substantial increase in daily production from the field. In an independent engineering evaluation of the known producible reserves in the field and an early start up program with daily production of about 6,000 barrels could be achieved through the successful workover of well No.29 and the drilling of two delineation wells. Over the next five years, daily production from the South Alibek field could be increased substantially as a result of expanded developmental infield drilling and the installation of treating and pipeline sales facilities.

We plan to continue with our reserve-purchasing program that will include at least one additional field acquisition in the region, which can all be managed from one core administration and operational team, in each of the next two years.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any pending or threatened legal proceeding nor are any of our properties subject to a pending or threatened legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Shareholders' Meeting was held on October 11, 2001.

Re-election of the Board

All of our Directors were re-elected at the Annual Shareholders' Meeting. The following is our Board of Directors as of December 31, 2001:

Name                                    Age             Position

Lorrie T. Olivier (1)                   51              President & CEO, Secretary, Treasurer, CL
Peter L. Holstein (1)                   59              Director
Philip J. McCauley                      39              Director
Angus G.P.M. Simpson (2)                37              Director
Roger W. Brittain (2)                   64              Director, Chairman of the Audit Committee

(1) These Directors were elected and have served since the formation of Transmeridian in 2000.
(2) These Directors were elected by the sitting Board on October 23, 2000.

They have all acted as directors since October 23, 2000. All directors hold office until the next annual meeting of stockholder and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

Appointment of Corporate Auditors

At the Annual Shareholders' Meeting held October 11, 2001, the Board unanimously appointed Grant Thornton LLP as the company's auditors.

Adoption of Company Incentive Stock Option Plan

At the Annual Shareholders’ Meeting held October 11, 2001, the Board unanimously approved the Company Incentive Stock Option Plan. As of December 31, 2001 no options had been issued.

>Other Matter Voted On

There were no other matters voted on at the Annual Shareholders' Meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The trading market for our common stock is on the OTC bulletin board, under our symbol TMXN. The trading range for April 2002 was from a low of $0.35 to a high of $2.20.

The following description of our securities and various provisions of our Restated Certificate of Incorporation and our bylaws are summaries. The Restated Certificate of Incorporation and bylaws, copies of which have been filed with the Securities and Exchange Commission as exhibits to our registration statement of which this prospectus constitutes a part, and provisions of applicable law. Our authorized capital stock consists of 200,000,000 shares of common stock, $.0006 par value, of which 56,247,029 shares were issued and outstanding as of August 7, 2001, and 5,000,000 shares of preferred stock, $.0006 par value, of which 3,000 shares of Non-Voting Series A Convertible Preferred Stock and 100,000 shares of Non-Voting Series B Convertible Preferred Stock were issued and outstanding as of August 7, 2001. As of August 7, 2001, there were approximately 63 holders of record of our common stock.

Common Stock

Each share of common stock is entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by the board of directors from legally available funds. No holder of any shares of common stock has any pre-emptive right to subscribe for any of our securities. Upon our dissolution, liquidation or winding up of our corporate affairs, the assets will be divided pro rata on a share-for-share basis among holders of the shares of common stock after any required distribution to the holders of preferred stock, if any. All shares of common stock outstanding are fully paid and non-assessable.

Each shareholder of common stock is entitled to one vote per share with respect to all matters that are required by law to be submitted to shareholders. The shareholders are not entitled to cumulative voting in the election of directors. Accordingly, the holders of more than 50% of the shares voting in the election of directors will be able to elect all the directors if they choose to do so.

Currently, our bylaws provide that shareholder action may be taken at a meeting of shareholders and may be affected by a consent in writing if such consent is signed by the holders of the majority of outstanding shares, unless Delaware law requires a greater percentage. Our Restated Certificate of Incorporation provides that they may be amended by the affirmative vote of a majority of the shares entitled to vote on such an amendment. These are the only provisions of our bylaws or Restated Certificate of Incorporation that specifies the vote required by security holders to take action. Written notice of the annual, and each special meeting of stockholders, stating the time, place, and purpose or purposes thereof, shall be given to each stockholder entitled to vote thereat, not less than 10 nor more than 60 days before the meeting. The holders of a majority of the shares of the corporation’s capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at any meeting of stockholders for the transaction of business, except as otherwise provided by statute or by the Certificate of Incorporation.

Preferred Stock

The board of directors is authorized, without further shareholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series and the board of directors may fix the rights, preferences and designations thereof. There are two series of Preferred shares outstanding, a Series A and B both with a par value of $.0006. Series A of 3,000 shares with a stated value of $100 per share issued to Ratcliff International Ltd. which are convertible at any time by Transmeridian, after the stock is publicly tradable, at the rate of 85% of the average bid price for our common stock, five days prior to conversion. The total series accrues dividends at 12.5% per annum of the stated value of $300,158 until conversion. An aggregate of 100,000 Series B Preferred Shares with a stated value of $15 per share are convertible by the holder at any time prior to their 5 year term on the basis of 15 shares for our common stock for each Series B Preferred Share. These Series B shares accrue no interest and are convertible to Transmeridian’s common share at the rate of $1.00 per share. Both the Series A and Series B are non voting.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

1. Liquidity and Capital Resources

General Liquidity Considerations.

Going Concern

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred a net loss of $2,023,587 during the year ended December 31, 2001, and, as of that date, our current liabilities exceeded our current assets by $912,503. These factors, among others, including our ability to raise additional funds, as discussed in Note B to the financial statements, raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses for start-up efforts and may continue to incur losses in the future. We sold 4,979 barrels of test production in April of 2001. Even if we get increased cash flow from well No.29, we will still need additional capital to fully develop the property. Transmeridian’s financial plan to raise the required capital is through but not limited to, the sale of stock, obtaining bank loans, using commercial financing through crude oil forward purchase contracts and joint ventures with other oil and gas operators.

If we are unable to generate sufficient operating revenues or raise the required amount of additional capital, our ability to meet our obligations and to continue the expansion of our operations will be adversely affected.

We are controlled by our officers, directors and entities affiliated with them.

In the aggregate, ownership of our shares by management represents approximately 57% of our issued and outstanding shares of common stock as of date of filing. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions.

Our future performance is dependent on our ability to retain key personnel.

Our performance is dependent on the performance of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our senior management team. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, results of operations and financial condition. We do not have employment agreements in place with all of our senior management or key employees.

Our future success also depends on our continuing ability to retain and attract highly qualified technical and managerial personnel. We anticipate that the number of our employees will increase in the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of this job market. We may experience difficulty from time to time in attracting the personnel necessary to support the growth of our business, and there can be no assurance that we will not experience similar difficulty in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of our business could have a material adverse effect upon our business, results of operations and financial condition.

Liquidity and Capital Resources

Bank Financing

The company has executed a Share Purchase Agreement with Kazstroiproekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which provides for the sale and transfer of 50% interest of Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue it will be responsible for the payment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. If KSP determines that it will not continue in the project it will return its 50% interest in Caspi Neft TME and Caspi Neft will be solely responsible for the existing loan. The partnership is governed by an international joint operating agreement with TMEI as operator for at least the first 3 years. Astana Holdings has existing crude oil production and export terminal operations in Kazakhstan and offers essential in-country support for a fast track development program for the field. An interim bridge loan for $1.5 million was issued in December 2001, and the Company paid off the $1 million Al Alpha note on December 1, and a final credit agreement for the principal loan of $20 million is pending finalization of documents. The company believes that this financing should be sufficient to bring the field into production of rates up to 40-50 thousand barrels per day. Additional financing may be required if a larger scale of production is indicated by drilling results.

Development Financing

See Kazstroiproekt Ltd (KSP) under bank financing above.

Joint Venture Partners

See Kazstroiproekt Ltd (KSP) under bank financing above.

Operation Plan

The following discussion of our plan of operation should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

Commencement of Initial Drilling Activities

The investment program for the next three years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $34,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report from the Ryder Scott Company. The first three well program will be initiated with the drilling of the first well in the 2nd Quarter 2002. Two additional wells will be drilled and completed by year end 2002, for a total cost of $8,400,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at a cost of $2,000,000. We estimate that each well should cost about $2.8 million dollars to drill and complete and will be placed on production upon completion. This initial program is expected to generate cash flow by the end of the three year period of $36,000,000 under existing crude pricing and transportation tariff levels yielding a net revenue of $11 per barrel to the lease. This program will be initiated by the funds from bank financing but the majority of the development capital will come from the excess internally generated cash flow from this drilling program and or commercial financing based on these production levels. Each commercial well drilled will add to this commercial lending base. We currently estimate that 44 dual completed wells will be required to fully develop the current 57.1 square kilometer contract area. Production from Well No. 29 at 180 bopd can generate between $50,000 to $60,000 per month in net operating cash flow based on a net price to us of $9.80 per barrel delivery to Emba terminal per the terms of the current oil sales. The estimate transportation costs is fairly estimated in the 25% discount to the Brent North Sea Crude price used by Ryder Scott at Dec 31, 2001. Our in-country and corporate operating costs during this test period of approximately $140,000 per month could be covered by the funds generated from production if we are successful in getting this well to produce 600 to 1500 bopd, resulting in a positive cash flow position with the limited production from this first well alone. Most sales from our area of operation are based on the European marker, Brent North Sea crude. Initial transportation costs are higher due to the limited amounts of production. Economies of scale will be realized when production increases and transportation costs should not exceed the discount used by Ryder Scott. Additionally, trucking costs will be eliminated with the installation of a field trunk line to the rail terminal located about 35 miles from our field. If the increase in production does not occur and our production continues at 180 barrels per day, our monthly operating cash flow would be $52,920.

Based upon the funding provided by the bank loan from Kazstroiproekt, Ltd for the drilling of the first well, on December 28th, 2001 the company signed a contract to purchase a LAND DRILLING RIG named Rig 232 - type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company’s common stock. The Company will use this rig to start its drilling program in the spring of 2002. The rig was constructed in the middle 80‘s by western companies and will be operated by Transmeridian Kazakhstan (BVI).

We intend to initially drill two delineation wells, in succession, beginning in the second quarter of 2002. Test production from each of these wells are estimated at about 2,500 barrels of oil per day from each well based upon well tests of other wells in the same fault separated reservoir in Alibekmola field operated by Kazakhoil, which borders the South Alibek field. Alibek No.29 cannot produce at these calculated rates because it has small casing which prohibits the use of large or two strings of tubing required to move the large fluid volumes. Production modeling of well No.29 indicates that this well could have produced at a rate of 2,500 BOPD if larger casing had been used and Artificial Lift equipment. When these two new wells are completed, we expect to reach total test production capacity of about 4,000 to 6,000 barrels per day for all three wells combined. This larger monthly volume should enhance our marketing position such that placement of sales should reduce the handling discounts we are currently being charged. With the proper facilities in place this production could result in monthly operating income of $1.9 - to $2.3 million per month by the end of the fourth quarter 2002 if North Sea Brent prices remain at the $20 level as to which there is no assurance. The price for the Brent North Sea Crude was $20.50 for December 31, 2001. Using this marker base crude price, oil sales from the lease would result in operating revenues of $9.80 per barrel. With the elimination of trucking with the installation of a sales trunk-line and higher values due to larger volume transactions, we expect the netback of operating revenues per barrel to increase to $10.92 - $12.92 per barrel. See Risk Factors.

We expect to utilize the equity funding from future offerings and the $20,000,000 loan from to support the start-up of the initial development drilling program. After the drilling and completion of seven successful wells, excess internally generated funds from Alibek No. 29 and this drilling program, based on current estimates of the production from each new well, should provide the additional funds needed to complete the 10 well program and to construct a crude oil sales trunk-line to connect the field to a oil terminal railroad distribution center located about 35 miles from the field. We currently have a budget designed for the construction of the pipeline to start in the Forth Quarter of 2002 at a cost of $2,000,000.

The drilling of these first two wells is also anticipated to prove up additional reserves. These additional reserves are contingent on the success of these and other wells using many assumptions based on the currently available information but which cannot be known with any assurance and contained within directly and indirectly many of the risks associated with oil and gas exploration and field development.

Improvement of Production Facilities

Production facilities for this level of production have been designed and the necessary equipment has been identified for immediate purchase pending available funds. All tankage and piping and construction should be provided by local construction firms which specialize in installing petroleum processing facilities.

We estimate that approximately $2 million will be required for the installation of permanent production facilities to process production of 10,000 BOPD. Emba Trans Ltd. will install production and delivery facilities at the South Alibek Field per the terms of the option agreement with Caspi Neft TME, reducing our funding requirement from other sources.

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

Staffing

At the present time, we have a start-up staff of about 16 professionals between the Houston and Kazakhstan field offices. The drilling program will require a team of at least six engineers to be employed from the Houston office. Two drilling engineers will supervise the drilling work in Kazakhstan for 30 days and then be relieved by two other engineers from the Houston office for 30 days. Two expatriate production engineers will also rotate on a 30 days on and off basis to supervise the crude oil production. Each of these professionals will require approximately four Kazakhstan field assistances for fieldwork and language translation, or 12 in country employees. This increase in activity and payroll will require administrative support, geologist, engineers, accountants, interpreters and drivers both at the Almaty office as well as at the Aktobe office. With the addition of the pipeline and terminal construction and expanded development field operations we expect to increase the number of employees in about 4 years to approximately 100 employees in Kazakhstan and 15 in the Houston office.

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

There is no question that there is opportunity in Kazakhstan. The Russians discovered several major fields with proved reserves and left these fields for the Kazakhstan Government to develop. The Government has turned to independent companies for development investment. If we can use our present funding wisely, develop South Alibek, produces the proved reserves that are there, transport and sell our oil through our Emba Oil Terminal and achieve profitability, we should be able to attract the needed financial resources to acquire more fields and continue to seek out other under-developed oil fields.

Our focus is to expand our asset base with a financial plan of development of our property in Kazakhstan and, once a stable production and sales stream is achieved, our attention will be directed to the raising of additional funding for the acquisition and development of additional properties that have:

; low entry cost as measured on a dollar per barrel for proved and potential reserves;
; ready access to infrastructure allowing for production within a short time period without significant capital commitments;
; ready access to local and export markets without the need for immediate investment in pipeline construction projects; and
* projects where we can control operations and ownership.

Operationally, we expect to finish the year in the South Alibek Field with a substantial increase in daily production from the field. In an independent engineering evaluation of the known producible reserves in the field and an early start up program with daily production of about 6,000 barrels could be achieved through the successful workover of well No.29 and the drilling of two delineation wells. Over the next five years, daily production from the South Alibek field could be increased substantially as a result of expanded developmental infield drilling and the installation of treating and pipeline sales facilities.

We plan to continue with our reserve-purchasing program that will include at least one additional field acquisition in the region, which can all be managed from one core administration and operational team, in each of the next two years.

Commodity Prices for Oil

Our revenues, profitability, growth and value are highly dependent upon the price of oil. Market conditions make it difficult to estimate prices of oil or the impact of inflation on such prices. Oil prices have been volatile, and it is likely they will continue to fluctuate in the future. Various factors beyond our control affect prices for oil, including supplies of oil available worldwide and in Kazakhstan, the ability of OPEC to agree to maintain oil prices and production controls, political instability or armed conflict in Kazakhstan or other oil producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity, and changes in applicable laws and regulations.

Inflation

We cannot control prices received from our oil sales and to the extent we are unable to pass on increases in operating costs, we may be affected by inflation. In April 1999, the government of the Republic of Kazakhstan discontinued its support of the tenge and allowed it to float freely against the U.S. dollar. Immediately thereafter, the official exchange rate declined from 87.5 tenge to the U.S. dollar to 142 tenge to the U.S. dollar, but was relatively stable for the remainder of 1999 and 2000. The devaluation of the tenge, the currency of the Republic of Kazakhstan, can significantly decrease the value of the monetary assets that we hold in Kazakhstan as well as our assets in that country that are based on the tenge. KKM retains the majority of cash and cash equivalents in U.S. dollars in an offshore bank account outside of Kazakhstan, but KKM’s statutory tax basis in its assets, tax loss carry forwards, and VAT receivables are all denominated in tenge and subject to the effects of devaluation. Local tax laws allow basis adjustments to offset the impact of inflation on statutory tax basis assets, but there is no assurance that any adjustments will be sufficient to offset the effects of inflation in whole or in part. If not, KKM may be subject to much higher income tax liabilities within Kazakhstan due to inflation and or devaluation of the local currency. Additionally, devaluation may create uncertainty with respect to the future business climate in Kazakhstan and to our investment in that country. As of December 31, 2000, the exchange rate was 144.5 tenge per U.S. dollar.

Exploration Contract and Conversion to Exploration and Production Contract

Exploration Contract

Currently we have an Exploration Contract for South Alibek. As long as we operate under the Exploration Contract we can produce the wells under a test program and pay a 2% royalty. The exploration period consists of six (6) successive years from the effective date of the License dated April 29, 1999.

The License may be extended twice as mutually agreed by the parties to the License with each extension period having a term of two years. Therefore the total possible exploration period utilizing the maximum of extension periods allowed by the contract is a term of ten (10) years. For each extension requested of the competent government body, the parties shall determine the part of the Contractual Area for further exploration work and make the appropriate changes in the applicable working program. The exploration contract can be converted to terms under a Production Contract at any time that we wish with the requirement that we file an approved reserves report based on the current test production of Well No. 29. In accordance with the Exploration Contract and the provision of the Kazakhstan Petroleum Code, we will be expected to inform the government within 30 days of the existence of any commercial reserves at which time we will be expected to convert our operations to a Production Contract, which will also cover the entire license area. We believe the present Exploration Contract provides us with a preferential right to receive such a commercial production contract. We have sought and received a letter from the Ministry of Natural Resources as to their preferred treatment of transitioning our existing operating contract to include commercial production. Section 10.4. of the present Exploration Contract grants us the exclusive right to a production contract, it states Commercial Discovery entitles the Contractor with the exclusive right for conclusion of a Production Contract provided that provisions of the License and the Contract are met and the letter we received from the Ministry of Energy, Industry and Trade, clearly states that we have an exclusive right to be granted the right for hydrocarbon production.. and we have a right to a Production Contract.... When we establish commercial production we expect that we will convert from an Exploration Contract to an Exploration Production Contract, as we will still have an unexpired Exploration term and additional exploration works would be warranted.

Economic and Political Climate in Kazakhstan

Adverse economic or political developments in Kazakhstan may adversely affect our business. Kazakhstan has been independent from the Soviet Union for only 10 years. Future changes in the political and economic environment in Kazakhstan may adversely affect our business. That is why we maintain a Kazakhstan Company in Almaty, staffed by Kazakhstan citizens which, aids in the relations with the local government and helps to keep Houston based management informed as to the proper protocol and any adverse developments. These developments could include, among other things:

          o local currency fluctuations or devaluation;

          o civil disturbances;

          o exchange controls or restrictions on availability of hard currency;

          o changes in crude oil and gas price and transportation regulations;

          o changes with respect to taxes, royalty rates, import and export tariffs and withholding taxes on distribution to foreign investors; nationalization or expropriation of property; and

          o interruption or blockage of oil exports.

Changes in Kazakhstan laws and regulations and the interpretation of those laws and regulations may also adversely affect our business. Kazakhstan's foreign investment laws, including petroleum licensing legislation, corporate law, tax law, customs law and currency and banking legislation, are still developing and uncertain. These laws are subject to changing and different interpretations, they may contain inconsistencies and contradictions; some may be discretionary in application and enforcement. As a result Kazakhstan laws could have a material adverse effect on our business and financial results of operations. Our interests in exploration and production contracts and other agreements may be susceptible to revision or cancellation, and legal redress may be uncertain, delayed or unavailable. Ensuring our on-going right to contracts will require a careful monitoring or performance of the terms of the contracts, and monitoring of the evolution under the Kazakhstan laws and contract administration practices. That is why our Company engages law firms in Kazakhstan, Russia and the United States. Together with our Kazakhstan team, the Houston executive team and our legal and accounting advisors, we can react to any situation quickly and protect the companies interest when needed.

Changes in current policies of the Kazakhstan government may also adversely affect our business. Government policies may affect our ability to market oil and natural gas to export markets where hard currency earnings are available. The government has previously issued regulations limiting export of oil to assure local supplies to source price controlled fuel for the local markets. The government has announced that up to ten percent (10%) of a producer's production must be reserved for domestic refining. No regulations have been issued and there is no assurance that world oil price can be realized on such reserves destined for local markets.

Environmental Regulations

The environmental regulations to which we are subject may become more numerous and compliance with them may become more expensive. We must comply with Kazakh laws and international requirements that regulate the discharge of materials into the environment. Environmental protection and pollution control could, in the future, become so restrictive as to make production unprofitable. Furthermore, we may be exposed to potential claims and lawsuits involving such environmental matters as soil and water contamination and air pollution. We are currently in compliance with all local and international environmental requirements and are closely monitored by the Kazakh environmental authorities. We have not made any material capital expenditures for environmental control facilities and have no plans to do so in foreseeable future. Our Companies Environmental Policy is Clean As You Go and therefore our cost to comply with government regulations is included in our daily field operating costs. To date we have not seen nor been made aware of any material effects of government regulations that would adversely impact our business or operations outside the normal course of business. We experience the same government regulations in Kazakhstan as we do here in the United States, taxes, royalty payments, reporting and environmental compliance. If we have an environmental spill, we report it to the Environmental Agency with a recommended clean up procedure and they approve and or modify and approve and we proceed with our own clean up under their supervision.

All costs associated with meeting and operating within the environmental laws of Kazakhstan are included in our normal operating budget. We know of no Kazakhstan environmental law, which will cause a material impact on the viability of our project. Kazakhstan does require that all operating companies establish a reserve to reclaim the industrial areas used during the life of the field and to liquidate all depleted wells at the end of the contract term. Our existing contract requires that a fund equal to 1% of the capital development budget of the project must be funded during the development of the field to cover such costs. We do not estimate that this reclamation fund or the actual cost of reclamation will be a material cost to the project.

2. Results from Operations

Oil and gas revenues for the twelve months ended December 31, 2001 were $51,350, compared to $-0- reported as the oil and gas revenues for the nine months ended December 31, 2000. There has been no production since the second quarter, which is primarily attributed to the shut down of Well No. 29 due to the work over in progress. Lease operating expense increased from $-0- for the twelve months ended December 31, 2000 to $1,246,856 for the twelve months ended December 31, 2001, an increase of $1,246,856. The increase is primarily due to the start up of production activity. General and administrative costs decreased from $679,570 for the twelve months ended December 31, 2000 to $657,016 for the twelve months ended December 31, 2001. The decrease of $22,554 primarily consists of an decrease in payroll and office overhead expenses.

We are an independent energy company established to acquire and develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region, based in part on our management's experience and business relationships in the area. Our Chairman, President and Vice President of Exploration have a total of 15 years of experience working in the Kazakhstan area. We target opportunities with proved and potential oil and natural gas reserves at below international finding cost rates. We currently have one project under development. The project (which is referred to at times as the Kazakhstan Property or the South Alibek Field) is located in the Caspian Region of western Kazakhstan, and is situated near pipelines, railroads and oil field infrastructure. The proximity to existing infrastructure for exportation of oil and gas, which reduces associated costs as well as reduces the time needed to place wells on production, will be an important factor in our acquisition of any additional properties.

We currently have a ninety percent (90.0%) equity interest in the Kazakhstan property with Kornerstone holding a ten percent (10%) carried interest. Contractually, therefore, we are responsible for 100% of development costs. We pay the 10% interest holder's portion of expenses until the project reaches a positive cash flow basis. Then we are reimbursed from production for the payments made on behalf of the 10% interest holder, Kornerstone, plus 10% interest.

An administrative office in Almaty, Kazakhstan was staffed in June 2000 and the physical possession of the field was transferred to Caspi Neft TME in July, 2000 by the Kazakhstan authorities. All Kazakhstan operations and administration are coordinated through this representation office in the country's commercial center. The Almaty office, with a staff of 6, handles all federal government liaisons and contacts as well as serving as our head office in the country. A branch operating office was established in the town of Aktobe, which is the nearest industrial area to the field. This office, with a staff of 8 is to maintain a liaison with the local governmental regulatory agencies and the respective state governor's office, as well as handling the implementation of all operations of South Alibek Field with the help of the field office, staffed by 6 employees and contractors.

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

This work will be followed this year, with the initiation of the drilling program with the drilling of two new delineation wells and further improvement of the production facilities and infrastructuref.

ITEM 7. FINANCIAL STATEMENTS

See Item 14(a) for a list of the Financial Statements and the supplementary financial information included in this report will be provided upon the completion of the Audit, following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2001, the following table sets forth (i) the names and ages of our directors and executive officers of Transmeridian, (ii) the principal offices and positions with Chaparral held by each person and (iii) the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.

Name                                    Age             Position
Lorrie T. Olivier (1)                   51              President & CEO, Secretary, Treasurer
Bruce A. Falkenstein                    44              Vice President Exploration and Geology
Jim W. Tucker                           59              Vice President Finance, Controller
Peter L. Holstein (1)                   59              Director
Philip HJ. McCauley                     39              Director
Angus G.P.M. Simpson (2)                37              Director
Roger W. Bris\ttain (2)                 64              Director, Chairman of the Audit Committee

(1) These Directors were elected and have served since the formation of Transmeridian in 2000.
(2) These Directors were elected by the sittin Board on October 23, 2000.

They have all acted as directors since October 23, 2000. All directors hold office until the next annual meeting of stockholder and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

The following represents a summary of the business history of each of the named individuals for the last five years:

Lorrie T. Olivier

Mr. Olivier is President, Chief Executive Officer and Chairman of the Board. From February 1, 1991 to March 30, 2000, Mr. Olivier was employed by American International petroleum Corporation as a Vice President of Operation and President of American International Petroleum Kazakhstan (AIPK), American Eurasia Petroleum, and American International Petroleum Holdings. He was the lead manager in developing the company's interest in the Caspian Sea region with the acquisition of a several large properties, the last three years focused on Kazakhstan as well as developing experience and business contacts in Russia and other CIS countries.

Bruce A. Falkenstein

Mr. Falkenstein is Vice President of Exploration and Geology. He served for 20 years with Amoco, and later with BP from February 3, 1994 to August 5, 2000, as Chief Geophysicist and a manager of the Kazakhstan Exploration team. Since 1992 he has been working and managing the identification, technical evaluation and capture of oil fields and operations of licenses in the CIS, with particular focus on the Caspian Sea region, 6 years of that time concentrating on Kazakhstan, developing experience and industry contacts in the region during this time.

Jim W. Tucker

Mr. Tucker is Vice President of Finance. From 1966 to 1972 he served Texaco Inc. His last position as Vice President of Texaco Nigeria Ltd. From 1976 to 1988 he served with Texas Oil and Gas Corp., holding positions as Assistant Controller, Vice President and assistant to the President. From January 1, 1990 until January 20, 2001 he served as the Vice President of Finance of Crossroads Environmental Corp. and Chairman of the Board.

Peter L. Holstein

Mr. Holstein is a Director. From April 1, 1994 to December 1, 1999 he served as a Director and Chairman of the Board for Tracer Petroleum International Director Atlantic Caspian Resources Plc. (January- February 1999), Chairman and Director of Odyssey Petroleum Corporation (1997), and President Arakis Energy International (1996). He has been actively engaged in seeking out and reviewing oil industry opportunities in the Former Soviet Union since 1995. These have included those in Russia, the Ukraine, Kyrgestan, Romania, Azerbijan and participating in a joint venture in Turkmenistan, as well as the company's current project in Kazakhstan.

Philip J. McCauley

Mr. McCauley is a Director. He is currently the Chairman and Chief Executive Officer of Audio Navigation Ltd. From November 1, 1983 to December 1, 1999, Mr. McCauley was the chief executive officer of TTL Group Ltd.

Angus G.M.P Simpson

Mr. Simpson is a Director. He has been a Director of Glenrand Ltd. since October 1, 1994 and also a Director and Executive Chairman of Glenrand Simpson Ltd. since October 1, 1994, Insurance and Reinsurance Advisers and Intermediaries. Prior to this Mr. Simpson served as a Director of Crawley Warren & Co. Ltd.

Roger W. Brittain

Mr. Brittain is Chairman of the Audit Committee of the Board and a Director. Until his retirement on March 31, 2001 he was a Director of Investec Henderson Crosthwaite Corporate Finance from January 10, 1998. Mr. Brittain is also the non- executive Chairman of the Board of Directors of Canargo Energy Corporation, and a former Director of Snyder Oil Company (January 1, 1986-December 31, 1998), Sen Hong Resources from August 30, 1997 to August 30, 2000 and Glenrand Simpson from November 1, 1998 to November 1, 2000.

We have not compensated directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

There are no family relationships between any of the our directors, executive officers and other key personnel.

During the past five years none or our directors, executive officers, promoters or control persons was:

(1) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

There was no executive compensation program as of December 31, 2001. This is the first year of operation and there are no historical compensation amounts prior to 2001 to report. The following table sets forth information concerning the compensation of the named executive officers through December 31, 2000.

                        Annual Compensation                                     Long Term Compensation
                                                                             Awards                   Payouts

                                                                     Restricted  Securities
Name and Principal                                 Other Annual       Stock       Underlying    LTIP       All other
    Position            Year    Salary  Bonuses    Compensation       Awards    Options/SARs    Payouts   Compensation
                         (b)    ($)(c)   ($)(d)      ($)(e)            ($)(f)     (=)(g)         ($)(h)      ($)(i)

P.L. Holstein
     Chairman          2001    105,000    0            0                0            0            0             0
L.T. Olivier
     President (CEO)  2001    200,000    0            0                0            0             0            0
Bruce Falkenstein
     VP               2001    110,000    0            0                0            0             0            0
Jim W. Tucker
     VP               2001    94,444     0            0                0            0             0            0

An incentive employee stock option plan was approved at the Annual Shareholders meeting held on October 11, 2001 and Lorrie Olivier and Peter Holstein each gave 2,500,.000 shares of Company stock to the Company, which the Company redeemed, for this plan. There were no outstanding options as of the date of this prospectus.

There are no arrangements pursuant to which any director has been or is currently compensated for any service provided as a director. Directors and/or officers will receive expense reimbursement for expenses reasonably incurred on our behalf.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of Transmeridian as of December 31, 2001, with respect to each person known by us to own beneficially more than 5% of Tran meridian's outstanding common stock, each director of Transmeridian and all directors and officers of Transmeridian as a group.

Name of Beneficail              Number of Shares                Percentage of Current
     Owners                         Owned                       issued and outstanding

Lorrie T. Olivier               7,800,000                               14$
JMJC Investments Inc (1)        8,300,000                               15%
Colamar Ltd. (2)                  800,000                                1%
Peter L. Holstein               1,610,000                                3%
Sovereign Trust (3)            10,000,000                               18%
Roger W. Brittain                 150,000                                0%
Angus Simpson                      50,000                                0%
Philip J. McCauley                 50,000                                0%
Zen Trust (4)                     500,000                                1%
Remaining Officers              2,667,500                                5%
All Officers and Directors
   as a group (7 persons)      31,927,500                               57%

(1) Beneficial owner of JMJC Investments Inc. are the children of Mr. Lorrie T. Olivier, who is the President of the Company.
(2) Beneficial owner of Colamer Ltd. is Lorrie T. Olivier
(3) Beneficial owner of the Sovereign Trust is the Holstein family, Mr. Peter Holstein is the settler of the Trust.
(4) Beneficial owner of Zen Trust are the children of Mr. Philip McCauley. Mr. McCauley is the settler of the Trust

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 19, 2000 we issued 18,900,000 shares to each Mr. Peter Holstein and Mr. Lorrie Olivier in exchange for their stock in Transmeridian Exploration, Inc. (BVI) and $.0006 per share.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

All schedules for which a provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Year end Audited Financial Statements will be filed as an amendment as soon at the Audit is completed.

(b) Current Reports on Form 8-K.

We filed a Current Report on Form 8-K, dated January 11, 2002 to report the purchase of a $5,300,000 drilling rig, the extension of our acreage in Kazakhstan from 13 sq km to 57 sq km and a bank financing for our drilling program from $20,000,000 to $50,000,000..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMERIDIAN EXPLORATION, INC.,
a Delaware corporation
By: /s/ Lorrie T. Olivier
    ------------------------------------------------------------------
    Lorrie T. Olivier, President, Chief Executive Officer and Chairman

by:      /s/ Jim Tucker                              Vice President Finance
         Jim Tucker

by:      /s/ Jeff Tucker                             Assistant Secretary
         Jeff Tucker
Dated: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date                                                 Signature

April 15, 2002
                                                     By: /s/ Lorrie T. Olivier

                                                     -----------------------------------------------
                                                     Lorrie T. Olivier, President, Chief Executive
                                                     Officer and Director

April 15, 2002
                                                     by:      /s/ Jim Tucker
                                                     Jim Tucker
                                                     Vice President Finance
April 15, 2002
                                                     by:      /s/ Jeff Tucker
                                                     Jeff Tucker
                                                     Assistant Secretary

TRANSMERIDIAN EXPLORATION, INC.

Estimated

Future Reserves and Income

Attributable to Certain

Leasehold Interests

<SEC Case>

As of

December 31, 2001

February 1, 2002

Transmeridian Exploration, Inc.
11811 North Freeway
Houston, Texas 77060

Gentlemen:

The estimated reserves and future income amounts presented in this report are related to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2001 were used in the preparation of this report as required by SEC rules; however, actual future prices may vary significantly from December 31, 2001 prices. Therefore, volumes of reserves actually recovered and amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

SEC PARAMETERS

Estimated Net Reserves and Income Data
Certain Leasehold Interests of
Transmeridian Exploration, Inc.

As of December 31, 2001

----------------------------------------------------------------------------------------
                                                                         Proved

                                         ----------------------------------------------------------------------
                                              Developed                                             Total

                                            Non-Producing              Undeveloped                 Proved

                                         -------------------        ------------------        -----------------
Net Remaining Reserves
----------------------
  Oil/Condensate - Barrels                         5,808,683                11,836,735               17,645,418

  Gas - MMCF                                           1,144                     2,331                    3,475

Income Data
-----------
  Future Gross Revenue                           $89,308,496              $181,989,793             $271,298,289

  Deductions                                      13,726,691                24,161,877               37,888,568
                                                ------------            --------------           --------------

  Future Net Income (FNI)                        $75,581,805              $157,827,916             $233,409,721

  Discounted FNI @ 10%                           $32,953,417             $  95,964,065             $128,917,482

Liquid hydrocarbons are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in millions of cubic feet (MMCF) at the official temperature and pressure base of the area in which the gas reserves are located.

The future gross revenue is after the deduction of the normal direct costs of operating the wells, recompletion costs, and development costs. The future net income is before the deduction of Kazakhstan income tax and excess profit tax. No gas pipeline is in place nor is there a contract in place for sale of gas, therefore no income is included for the gas that will be produced. Liquid hydrocarbon reserves account for all of the total future gross revenue from proved reserves.

The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown on each estimated projection of future production and income presented in a later section of this report and in summary form below.

                                                 Discounted Future Net Income

                                                   As of December 31, 2001

                                       ------------------------------------------------

   Discount Rate                                            Total

      Percent                                              Proved

-------------------                                  -------------------

         8                                              $142,374,028

        12                                              $117,607,233

        15                                              $103,712,251

        20                                              $ 86,301,191

The results shown above are presented for your information and should not be construed as our estimate of fair market value.

Reserves Included in This Report

The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by subsequent Commission Staff Accounting Bulletins. The definition of proved reserves are included under the tab "Reserve Definitions" in this report.

Because of the direct relationship between volumes of proved undeveloped reserves and development plans, we include in the proved undeveloped category only reserves assigned to undeveloped locations that we have been assured will definitely be drilled.

Transmeridian has additional interests in this concession that may contain substantial hydrocarbon potential not included herein. Transmeridian has stated that they have an active exploratory and development drilling program that may result in the discovery or reclassification of significant additional volumes.

The various reserve status categories are defined under the tab "Reserve Definitions" in this report. The developed non-producing reserves included herein are comprised of the shut in category.

Estimates of Reserves

All reserves included in this report were estimated using volumetric methods.

The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the revenues therefrom and the actual costs related thereto could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

Future Production Rates

Test data and other related information were used to estimate the anticipated initial production rates for those wells or locations that are not currently producing. Future production rates were held constant, or adjusted for the effects of curtailment where appropriate, until a decline in ability to produce was anticipated. An estimated rate of decline was then applied to depletion of the reserves. For reserves not yet on production, sales were estimated to commence at an anticipated date furnished by Transmeridian.

Wells or locations that are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates.

Hydrocarbon Prices

Transmeridian furnished us with hydrocarbon prices in effect at December 31, 2001 and with its forecasts of future prices which take into account SEC and Financial Accounting Standards Board (FASB) rules, current market prices, contract prices, and fixed and determinable price escalations where applicable.

In accordance with FASB Statement No. 69, December 31, 2001 market prices were determined using the daily oil price or daily gas sales price (“spot price”) adjusted for oilfield or gas gathering hub and wellhead price differences (e.g. grade, transportation, gravity, sulfur and BS&W) as appropriate. Also in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 were not considered in this report.

For hydrocarbon products sold under contract, the contract price including fixed and determinable escalations, exclusive of inflation adjustments, was used until expiration of the contract. Upon contract expiration, the price was adjusted to the current market price for the area and held at this adjusted price to depletion of the reserves.

The effects of derivative instruments designated as price hedges of oil and gas quantities are generally not reflected in our individual property evaluations.

Costs

Operating costs for the leases and wells in this report were supplied by Transmeridian and include only those costs directly applicable to the leases or wells. When applicable, the operating costs include a portion of general and administrative costs allocated directly to the leases and wells under terms of operating agreements. No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments that are not charged directly to the leases or wells.

Development costs were furnished to us by Transmeridian and are based on authorizations for expenditure for the proposed work or actual costs for similar projects. At the request of Transmeridian, their estimate of zero abandonment costs after salvage value for onshore properties was used in this report. We have not performed a detailed study of the abandonment costs or the salvage value and makes no warranty for Transmeridian's estimate.

Current costs were held constant throughout the life of the properties.

General

Table A presents a one line summary of proved reserve and income data for each of the subject properties which are ranked according to their future net income discounted at 10 percent per year. Table B presents a one line summary of gross and net reserves and income data for each of the subject properties. Table C presents a one line summary of initial basic data for each of the subject properties. Tables 1 through 12 present our estimated projection of production and income by years beginning January 1, 2002, by lease or well.

While it may reasonably be anticipated that the future prices received for the sale of production and the operating costs and other costs relating to such production may also increase or decrease from existing levels, such changes were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation.

The estimates of reserves presented herein were based upon a detailed study of the properties in which Transmeridian owns an interest; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Transmeridian has informed us that they have furnished us all of the accounts, records, geological and engineering data, and reports and other data required for this investigation. The ownership interests, prices, and other factual data furnished by Transmeridian were accepted without independent verification. The estimates presented in this report are based on data available through December 2001.

Transmeridian has assured us of their intent and ability to proceed with the development activities included in this report, and that they are not aware of any legal, regulatory or political obstacles that would significantly alter their plans.

Neither we nor any of our employees have any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on our estimates of reserves and future income for the subject properties.

This report was prepared for the exclusive use and sole benefit of Transmeridian Exploration, Inc. The data, work papers, and maps used in this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

Very truly yours,

RYDER SCOTT COMPANY, L.P.

L. B. Branum, P.E.

Vice President

LBB/plk