Form 10KSB/A
period 2001-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2002-05-15
CIK 1132645

FORM 10-KSB/A
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
                                               397 N. Sam Houston Parkway E.
397 N. Sam Houston Parkway E.                         Suite 300
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

YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of December 31, 2001, the aggregate market value of registrant's voting common stock, par value $.0006 per share, held by non-affiliates was $16,767. As of December 31, 2001, registrant had 56,747,029shares of its common stock, par value $.0006 per share, issued and outstanding.

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB ontains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words anticipate, believe, estimate, expect, project and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption Item 6--Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the Company’s anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential write downs or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see Risk Factors Affecting Our Business in Items 1 and 2. Business and Properties and Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report filed under the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, references to Transmeridian Exploration or the Company refers to Transmeridian Exploration Incorporated and its subsidiaries on a consolidated basis.

TRANSMERIDIAN EXPLORATION INC.
TABLE OF CONTENTS

PART I

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.........................................   15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND PLAN OF OPERATION................................................   16

ITEM 7.  FINANCIAL STATEMENTS
(See below)..........................................................   20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE....................................   21

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............   21

ITEM 10. EXECUTIVE COMPENSATION......................................   23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

PART I

ITEM 1. BUSINESS

Our Business

Transmeridian Exploration, Inc. is an independent energy company established to acquire and develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region. Our philosophy is to take advantage of these opportunities based in part on our management's experience and business relationships in the area. Our key management team has a total of about 50 years of experience working in the CIS Region . We target opportunities with proved and potential oil and natural gas reserves at below the industry's international finding cost rates.

The first opportunity which the company purchased is the South Alibek Field. The South Alibek Field is located in the Caspian Region of western Kazakhstan, and is situated near pipelines, railroads, power transmission lines, regional roads, and other related oil field infrastructure needs. The proximity to existing infrastructure for exportation of oil and gas, reduces associated costs and the time needed to place new fields on production.

As of December 31, 2001 we had estimated net proved reserves to our interest of 17,645,418 barrels of oil and 3.475 MMCF (million cubic feet) with a net present value at 10%(before taxes) of $128,917,482 and a standardized measure of $90,242,000 (after tax) as measured on December 31, 2001. Of these reserves, 5,808,683 barrels of oil and 1,144 MMCF were classified as proved developed non-producing.

Acquisition of Emba Oil Terminal

On August 27th of 2001 Transmeridian was granted a right to purchase up to a 50% interest in Emba Trans Ltd a rail terminal at the city of Emba to facilitate the storage, sales and export of oil from the production of South Alibek Field. The Company elected not to exercise this option. On April 26, 2002, Transmeridian purchased a 25% equity interest in the Emba Terminal for 4,000,000 shares of common stock of the company, and has up to 180 calendar days to purchase another 25% equity interest in the facility at a price to be further negotiated. The terminal has sufficient handling capacity for the production from South Alibek.

Employees

As of December 31, 2001, our staff consists of an experienced management team with five professionals in the Houston office plus the support of expert engineering and geoscience consultants as needed and an operations management team and staff in Almaty and Aktobe comprised of nine in Almaty, eleven in Aktobe and six field personnel, as well as contract employees supervised by our expatriate engineers.

Corporate Information

Transmeridian was incorporated under the laws of the State of Delaware on April 18, 2000.

Our corporate headquarters' offices comprising 6,725 square feet of rented executive offices in Houston, at 397 N. Sam Houston Parkway, Suite 300, Houston, Texas 77060, at a monthly rental of $9,527 on a five-year lease. The corporate office of Caspi Neft TME is in Almaty, Kazakhstan, 130 A Furmanova Street, comprising 4500 square feet rented monthly for $5,460 and their branch office in Aktobe, Kazakhstan, is at Gaziza Zhubanova Street, 50 A comprising 1,162 square feet, rented monthly at $540. Our Houston telephone number is (281) 999-9091.

ITEM 2.PROPERTIES

Properties

All exploration and production activities are conducted through wholly owned operating subsidiaries. Transmeridian Exploration Inc.(BVI) is responsible for the management of the South Alibek Field, with Open Joint Stock Company (OJSC) Caspi Neft TME (Caspi Neft TME). This Kazakhstan company was established specifically to hold the title to the License 1557 and to manage all the joint venture operations of that project. The Exploration License 1557 for South Alibek and the related Exploration Contract for the exploration work are registered in the name of the operating company OJSC Caspi Neft TME. The company holds 100% of the equity interest of Caspi Neft TME, and provides a net carried interest of 10% to Kornerstone Investment Group Ltd (Kornerstone), The principals of Kornerstone received this 10% carry as a finder's fee for the acquisition of the License 1557 OIL.

On December 28th, 2001 the company signed a contract to purchase a Land Drilling Rig named Rig 232 - type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company's common stock. The Company will use this rig to support a continuous delineation and development drilling program beginning in the third quarter of 2002.

No.  Company Holding Title                   Name          Description          Size          Costs
 1   Caspi Neft TME                       South Alibek     License 1557       14,111 acres  $4,000,000
                                                           Oil and Gas Lease

 2   TMEI                                                  Drilling Rig                      $5,300,000

RESERVES

As of December 31, 2001, our estimated net proved reserves in the South Alibek field is 17.645 million barrels of oil based on our 90% interest in the property and net of government royalty. These reserves only include the reserves estimated to be recoverable within 240 acres from well No. 29 and two 80 acre offset units (wells). Proved reserves increased in 2001 because of increasing the net interest in the property from 84.5% to 90% with the acquisition on January 1, 2001 of the 4.5% interest held by Tracer Petroleum. Proved reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve disclosure is based upon a reserve study of the South Alibek Field conducted by Ryder Scott Company, (Ryder Scott) a US independent engineering company utilizing data available prior to December 31, 2001. Extensive geologic and engineering information was obtained over the South Alibek Field and license area, and the adjacent Alibekmola, currently under development and the nearby developed Zhanazhol Field, both analogous to South Alibek. This data serves as the basis of the technical evaluation and conclusions made by Ryder Scott.

These proved reserves estimates do not include reserves which may be found by extension of proved areas through the drilling of new wells. When a commercial reservoir is discovered, proved reserves are initially determined based on only limited data from the first well or wells. Further drilling will better define the extent of the reservoir and additional production performance. Well tests and engineering studies will likely improve the reliability of the estimate.

Ryder Scott completed a geological study of the South Alibek Field in 2000 and estimated that only half of the potential field size was within the original license area of 13.745 square kilometers (3400 acres). Reserves potential of 121 million barrels was identified within this smaller license area. The license area was extended to a larger 57.1 square kilometers (14,111 acres) on November, 2001 in order to secure control over the entire potential area of the field and the total potential reserves. The plan for 2002 is to drill two wells, the first well half a mile (900 meters) north of well 29, and the second well nearly 2 miles (3 kilometers) north of well 29. Each well will each have the potential of increasing reserves by the same amount already estimated for the 240 acres around well 29, or to prove up as much as 35 million barrels of additional reserves net to us. Actual results may be significantly different as the potential reserves have greater inherent risks than do proved reserve estimates.

These potential reserve estimates conform to definitions of probable and possible reserves approved by the SPE/SPEE using the deterministic methodology and have the same risks n ormally associated with potential reserves categories as defined by the SPE/SPEE. Conversion of these potential reserves to proved reserves will be only following the extensive and successful drilling of new wells outside of the 240 acres already identified with estimated proved reserves, including reasonable confirmation of the presence of reservoirs and oil, and the productivity of these reservoirs from testing of the new wells and thorough analysis of the new data obtained from the drilling and other geological efforts such as mapping of the existing 2D and 3D seismic data. Results from future drilling may cause these potential reserves estimates to be reduced as they are only estimates and are dependent on many geologic and engineering assumptions that may not be supported by the new information to be obtained.

Summary of the Work Performed by Ryder Scott

The Securities and Exchange Commission (SEC) and financial accounting standards require a presentation of the company’s commercially recoverable reserves on an annual basis utilizing the year end pricing for the valuation of these reserves over the future of the respective field. Ryder Scott provided its estimate of the reserves, future production, and income attributable to the existing Well No 29 and 2 offset wells.

Crude oil prices in effect at December 31, 2001 were used in the preparation of this report as required by SEC rules; however, actual future prices may vary significantly from December 31, 2001 prices. Therefore, amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

The estimates of reserves presented herein were based upon a detailed study of the properties in which Transmeridian owns an interest; however, Ryder Scott has not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liability to restore and clean up damages, if any, caused by past operating practices. Transmeridian has furnished all of the accounts, records, geological and engineering data, and reports and other data required for the Ryder Scott investigation. The ownership interests, prices, and other factual data was also furnished by Transmeridian and were accepted without independent verification. The estimates presented in this report were based on data available through December 31, 2001.

The following table presents Ryder Scott’s estimated net proved oil and natural gas r eserves and the present value of our reserves at December 31, 2001, based on, and qualified by reference to, the reserve report prepared by them. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves that we own.

The present value of future net cash flows before income tax as of December 31, 2001 was determined by using the stated sales price offered for field deliveries using the market crude price of Dated Brent as of December 31, 2001 of U.S. $20.50 per barrel less a 25% discount for quality and transportation and handling for a net price of U.S. $15.37 per barrel. Ryder Scott utilized an estimate of 10% for government royalty in the calculations of present value. Royalty rates currently being applied are similar to new production contracts in the Kazakhstan range between 6-10%. No value was assigned to gas reserves as currently there is no delivery contract for gas sales.

                                Future Net Revenue

Category                    Oil        Gas          Total            Present Worth
                                              (Undiscounted Future  (Discounted Future
Proved:                     Bbls       Mmcf       Net Revenue)       Net Revenue (10%))
   Developed Non Poducing  5,808,683   1,144      $89,308,496          $32,953,417
     Underdeveloped       11,836,735   2,331     $181,989,793          $95,964,065
     Total Proved         17,645,418   3,475     $271,298,289         $128,917,482

                                 Summary of Productive Area
                               South Alibek Field (License 1557)

                             Gross
 Total Area                 14,111 acres
                                                1 well plus 2 offsets at 80
Proved                         240 acres                     acre spacing
Remaining                   13,871 acres                   (1)
Interest                          90.00%                   (2)
Wells                                  1                   (3)

(1) We are in the second year of a 6-year exploration period of the license for this property and there are no prior year properties.  Commercial production from the field has not commenced as of this filing.
(2) Subsequent to year-end we acquired the 4.5% interest previously owned by TRACER
(3) Well No. 29 is now on test production since February 26, 2001.

Oil and Gas Producing Activities: (Unaudited)

Total costs incurred in the acquisition of the License 1557 and the formation and development of our wholly owned subsidiary Caspi Neft TME, the owner of the oil and gas exploration activities, all incurred within Kazakhstan, were as follows (in thousands except per barrel information):

                                              For the year ended    For the year ended
                                              December 31, 2001     December 31, 2000
                                                   (000)                (000)

Property Acquition Costs
        Unproved                                $    -               $    -
        Proved                                  $5,598               $3,944

Exploration Costs                                                    $    -

Development Costs                               $2,168               $  501

Depreciation, depreciation and amortization
 per equilvalent barrel of production           $    -               $    -

The aggregate capital costs relative to oil
 and gas producing activities are as follows
        Unproved oil and gas properties         $    -               $    -
        Proved oil and gas properties        $7,766               $4,445

Accumulated depreciation, depletion and
 amoritzation                                $    -               $    -

                Net Capitalized Cost            $7,766               $4,445

Estimated Oil and Natural Gas Reserves (Unaudited)

The following information regarding estimates of the Company's proved oil and gas reserves, all located in Kazakhstan, is based on reports prepared on behalf of the Company by independent petroleum engineers, Ryder Scott Company. Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories.

                                                Year ended                 Year ended
                                              December 31, 2001         December 31, 2000

                                             Natural Gas   Oil          Natural Gas    Oil
                                              (Mmcf's)   (Bbls)         (Mmcf's)     (Bbls)
Proved developed and undeveloped reserves

Beginning of period                           3,391     17,213,772           -               -
Revisions of previous year estimates             84        431,646           -               -
Extensions, discoveries and new additions         -              -           -               -
Improved recovery                                 -              -           -               -
Purchase of minerals in place                     -              -       3,391      17,213,772
Sales of minerals in place                        -              -           -               -
Production                                        -              -           -               -
End of period                                 3,475     17,645,418       3,391      17,213,772

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

The reserve estimates provided at December 31, 2001 are based on oil prices of approximately $15.37, which approximates 75% of the Dated North Sea Brent Crude price per barrel which related to a commercial offer at that time to purchase crude from the field. No value was assigned to gas reserves, as currently there is no delivery contact for gas sales.

                                        For the year ended              For the year ended
                                        December 31, 2001               December 31, 2000
                                             (000)                           (000)
Future net revenue                          $271,298                       $309,830

Future costs
    Lease operating expense                ($27,228)                      ($26,202)
    Development costs                      ($10,661)                      ($10,407)

Future net cash flows before income
   taxes                                    $233,409                      $273,221
Discounted at 10% per annum                ($104,492)                    ($123,765)

Discounted future net cash flows
   before income taxes                      $128,917                      $149,456
Future income taxes, net of
   discount at 10% annum                    ($38,675)                     ($44,107)

Standardized measure of discounted
   future net cash flows                    $90,242                        $105,349

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

                                                Year ended              Year ended
                                             December 31, 2001       December 31, 2000
                                              (in thousands)          (in thousands)

Beginning of year                               $105,349                 $      -

Accretion of discount                             14,946                        -

Revisions to previous quantity estimates           3,298                        -

Net changes in prices, net of production cost    (25,100)                       -

Purchase of reserves in place                          -                 $105,349

Other                                          (8,251)                          -

End of year                                     $ 90,242                 $105,349

Commencement of Operations and Initial Production Activities

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

The initial work program on Well No. 29 included remedial work to repair mechanical deficiencies and evaluation of new zones identified but not tested in the original drilling and testing of the well. This ongoing work began in February 2001 with an extended flow test of the existing well No.29. Test production from well No.29 was 180 barrels of oil per day, off and on, for a total of 30 days of production from the 13 feet (4 meters) of open interval in the well intervals that was in condition to flow without any treatment or improvement in well production mechanics. Test oil produced during the term of testing operations totaled in excess of 5,000 barrels of oil as of April 30, 2001. The oil recovered in the test was a high gravity of 39(Degree) API type crude and with a low sulfur content of about 0.8%.

A program to repair well damage and to open additional intervals for production evaluation was completed in June 2001. During this workover, it was discovered that only 13 feet (4 meters) of oil pay had been previously opened to production from the well. After repair of well damage, an additional 60 net feet of oil pay intervals were opened by perforations in the lower KT-I and upper KTII intervals. The well was being placed on a long-term continued testing program when a mechanical failure resulted in part of the production string being lost in the hole. Adequate sized equipment was not available to immediately remove the lost equipment and the testing program has been suspended pending the availability of equipment and material to properly remove the damaged equipment in the well.

Marketing of Test Production

The Mugodzhar region of the Aktubinsk Oblast, in which South Alibek is located, is one of the most highly developed areas for oil field development and production in the Republic of Kazakhstan, with existing roads, railroads, rail oil terminals and oil pipelines. Our first test production was initially trucked to the Shubarkuduk Oil Terminal and sold to Kaspi Neft Chim, a local crude oil purchaser.

License Extension

An area extension application was made to the government authorities and an extension was granted and authorized by government resolution on November 7, 2001. The new license area for the Company’s South Alibek Field (“Field”) was increased 400% to incorporate all of the currently identified potentially oil bearing reservoirs associated with the Field. With this increase, the Company now estimates that the entire structural closure of the Field is completely within the expanded 14,111 acre (57.106 sq. km) License area. TMEI now can pursue the development of the complete Field structure area, as well as pursuing exploration of upside prospective targets within the larger license area. This significantly larger area could potentially provide additional proved reserves and higher daily production rates to us in the future than we have currently forecasted.

Application for Commercial Reserves

The company filed with government authorities a declaration of commercial reserves for the well No. 29 and the area within a radius of one kilometer of the well. This commercial area is small and does not reflect the company’s estimation of the entire South Alibek field, but these reserves generally conform with the amount of reserves included in the proved reserves defined in the current Ryder Scott Reserve Report included in this document. Once the government approves these reserves, the company can proceed with the conversion of the existing Exploration Contract to an Exploration and Production Contract. The first level of review has been completed by the local authorities and the study now goes to the National Committee on Reserves for certification and inclusion of the reserves on the national balance of recoverable hydrocarbon reserves. This certification will allow for the next contractual phase of commercial production as described by the petroleum code of Kazakhstan. In this regard, the company will be soliciting that the government revise the existing Exploration Contract to an Exploration and Production Contract. In this way the company may continue to expand the limits of the existing field as well as initiate investments for the commercial exploitation of the commercial reserves identified within the field and License Area.

Present Activities

The following discussion of our plan of operation should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to, those set forth under Risk Factors and elsewhere in this report.

The company has executed a Share Purchase Agreement with Kazstroiproyekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which, at KSP’s option within two years, provides for the possible sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field.

KSP arranged the $20 million loan through Turan Alem Bank of Kazakhstan. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue, KSP will be responsible for the payment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. The portion of the loan not cancelled by the contribution of KSP will be treated as a corporate cost of OJSC Caspi Neft TME to be retired from proceeds of operations or further financing. If KSP determines after 24 months, that it will not continue in the project it will relinquish all claims and rights to the 50% interest in Caspi Neft TME and Caspi Neft TME will be solely responsible for the entire loan, having an additional 12 months to cancel the debt. The partnership is governed by a joint shareholders agreement which was based on a typical international joint operating agreement. TMEI will provide for all the engineering and general directorship of the company for at least the first 3 years. An interim bridge loan for $1.5 million was issued through Turan Alem Bank in December 2001, and the Company paid off the $1 million Alpha note on December 1. A final credit agreement with Turan Alem Bank for the principal loan of $20 million was signed on February 26, 2002. The company believes that this financing should be sufficient to bring the field into production and allow the completion of the initial phase of delineation drilling and installation of testing and production facilities to handle production rates of up to 30,000 barrels of oil per day. All production will be treated to allow for the sale of crude by truck transport to local railroad transport terminals.

Financial Plan and Plan of Operation for 2002

Our focus in 2002 will be to:

o     Strengthen the company’s balance sheet by raising additional working capital of $5-10 million through equity or equity based instruments
o     Crude oil forward purchase contracts
o     Bank Financing for the development of South Alibek field
o     Commence initial 3 well delineation drilling activities
o     Installation of testing facilities for rates of up to 5,000 bopd and  Production
      Facilities up to 30,000 bopd.
o     Staffing to accommodate the expansion of drilling and production operations
Financial Plan 2002

Financing through the Sale of Stock

The Company plans to file a registration statement with the SEC in the near future for the sale of its common stock or other equity/debt instruments to raise $5-10 million in working capital. These funds will allow the company to strengthen its balance sheet considering the debt being incurred, and to allow the company to be in a position to act on acquisition opportunities as they arise.

Crude oil forward purchase contracts

On August 27 of 2001, Caspi Neft TME executed a Crude oil forward purchase contract with So Cal Energy Incorporated for the delivery and sale of a minimum 3,000 tons (approximately 21,000 barrels) of crude oil per month at a price tied to Dated North Sea Brent Crude. Due to mechanical problems making production from the Alibek Well No.29 impracticable at this time, the company and So Cal suspended the previous sales agreement to handle production from this well.  The company maintains contacts with this and other marketing companies in the region in anticipation of beginning test production in the third quarter after the initiation of the current 3-well drilling program.

Bank Financing

The financing contemplated by the Share Purchase Agreement with Kazstroiproekt Ltd (KSP), has been activated and funds have been drawn down to cancel all of the company’s previous debt to Al Alpha as well as allow OJSC Caspi Neft TME to repay some of the loans made by its parent company, Transmeridian. Transmeridian has pledged all the shares of Caspi Neft TME, as well as the sub-surface rights related to the License 1557 OIL which includes the South Alibek field. In addition, Transmeridian has provided a corporate guarantee letter for up to $7,000,000 of liability should Caspi Neft TME default on its loan commitments.

The initial $20 million credit line can be drawn down within the first 9 months of the loan period with simple interest accruing at 15% per annum. There is an interest and principal holiday for the first 18 months of the loan. Thereafter interest and principal payments will begin on a quarterly basis.

Operation Plan

Commencement of Initial Drilling Activities

The investment program for the next three years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $40,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report from the Ryder Scott. The successful delineation of the existing field could prove up total reserves up to 350-450 million barrels. The first three-well program will be initiated with the drilling of the first well in the 3rd Quarter 2002. Two additional wells will immediately follow with the second completed in the 4th quarter and the third well completed in the 1st quarter of 2003. The total cost of drilling and testing is estimated at $9,600,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at an estimated cost of about $2,000,000. We estimate that each well should cost about $3 million dollars to drill and complete and about $400,000 to test and evaluate. Each well should produce test crude which should generate about $0.4 million per month in gross revenue under the existing railroad sales program which would provide about $10-$11 per barrel net-back to the wellhead to cover operating and testing costs. This program will be initiated by the funds from the bank financing but the majority of the development capital will come from the excess internally generated cash flow from our drilling program and or advance crude sales based on these production levels. Each commercial well drilled will add to this revenue base. We currently estimate that 44 completed wells will be required in the first phase of the field development program.

Most sales from our area of operation are based on the European marker North Sea Brent Crude. Initial transportation costs are higher due to the limited amounts of production and the need to truck the produced crude about 35 miles to the nearest railroad sales terminal. Economies of scale will be realized when production increases and transportation costs can be reduced with installation of pipelines to export or sales points.

To facilitate a continuous low cost drilling program, on December 28th, 2001 the company purchased a Land Drilling Rig named Rig 232 - type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company’s common stock. The Company will use this rig to start its 2002 drilling program. The rig was constructed in the middle 80‘s by Western Companies and was refurbished in 1998. The equipment will be operated by Dingo Drilling International Ltd..

Improvement of Production Facilities

Production facilities for test production of up to 5,000 barrels of oil per day, and field production of up to 30,000 barrels per day have been conceptually designed and construction will be ordered in the second quarter of 2002.. All tankage, piping and construction should be provided by local construction firms which specialize in installing petroleum processing facilities. We estimate that approximately $4.0 million will be required for the installation of permanent production facilities to process production of 30,000 BOPD.

The gas produced in association with the oil production will be separated, treated and utilized in providing fuel for operations with the balance initially being flared during the testing phase then later re-injected until sales to local markets can be arranged.

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

Future Operation

Our focus is to rapidly develop our property in Kazakhstan and, once a stable production and sales stream is achieved, our attention will be directed to the acquisition and development of additional properties that have:

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

Operationally, we expect to finish the year 2002 in the South Alibek Field with a substantial increase in daily production from test production in the field. Two wells on test production could have the capability of providing 4,000 to 6,000 barrels per day. The company plans to continue its delineation drilling program adding a well on the average every 90 days. A pipeline is planned by the government which will transport about 300,000 barrels per day from the region to the Aktau refinery and sales pipeline network. The combination of the Emba Terminal and the proposed new pipeline provide adequate insurance that there will be a ready transport route to deliver the field's production in the local and export markets.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Shareholders' Meeting was held on October 11, 2001.

Re-election of the Board

All of our Directors were re-elected at the Annual Shareholders' Meeting. The following is our Board of Directors as of December 31, 2001:

Name                       Age            Postion

Lorrie T. Olivier (1)      51       President & CEO, Secretary, Treasurer, (acting)
                                    Chairman
Peter L. Holstein (1)      59       Director
Philip J. McCauley (2)     39       Director
Angus G.P.M. Simpson (2)   38       Director
Rober W. Brittain (2)      64       Director

        (1)  These Directors were elected and have served since the formation of
                Transmeridian in 2000.
        (2)  These Directors were elected by the sitting Board on Octer 23, 2000.

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

Appointment of Corporate Auditors

At the Annual Shareholders' Meeting held October 11, 2001, the Board unanimously appointed Grant Thornton LLP as the company's auditors.

Adoption of Company Incentive Stock Option Plan

At the Annual Shareholders' Meeting held October 11, 2001, the Board unanimously approved the Company Incentive Stock Option Plan. As of December 31, 2001 no options had been issued.

Other Matter Voted On

There were no other matters voted on at the Annual Shareholders' Meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The trading market for our common stock is on the OTC bulletin board, under our symbol TMXN. The trading range for April 2002 was from a low of $0.35 to a high of $2.20.

The following description of our securities and various provisions of our Restated Certificate of Incorporation and our bylaws are summaries. The Restated Certificate of Incorporation and bylaws, copies of which have been filed with the Securities and Exchange Commission as exhibits to our registration statement of which this prospectus constitutes a part, and provisions of applicable law. Our authorized capital stock consists of 200,000,000 shares of common stock, $.0006 par value, of which 56,747,029 shares were issued and outstanding as of December 31, 2001, and 5,000,000 shares of preferred stock, $.0006 par value, of which 3,000 shares of Non-Voting Series A Convertible Preferred Stock and 100,000 shares of Non-Voting Series B Convertible Preferred Stock were issued and outstanding as of December 31, 2001. As of December 31, 2001, there were approximately 62 holders of record of our common stock.

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

Each shareholder of common stock is entitled to one vote per share with respect to all matters that are required by law to be submitted to shareholders. The shareholders are not entitled to cumulative voting in the election of directors. Accordingly, the holders of more than 50% of the shares voting in the election of directors will be able to elect all the directors if they choose to do so. Currently, our bylaws provide that shareholder action may be taken at a meeting of shareholders and may be affected by a consent in writing if such consent is signed by the holders of the majority of outstanding shares, unless Delaware law requires a greater percentage. Our Restated Certificate of Incorporation provides that they may be amended by the affirmative vote of a majority of the shares entitled to vote on such an amendment. These are the only provisions of our bylaws or Restated Certificate of Incorporation that specifies the vote required by security holders to take action. Written notice of the annual, and each special meeting of stockholders, stating the time, place, and purpose or purposes thereof, shall be given to each stockholder entitled to vote thereat, not less than 10 nor more than 60 days before the meeting. The holders of a majority of the shares of the corporation's capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at any meeting of stockholders for the transaction of business, except as otherwise provided by statute or by the Certificate of Incorporation.

Preferred Stock

The board of directors is authorized, without further shareholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock. The preferred stock may be issued in one or more series and the board of directors may fix the rights, preferences and designations thereof. There are two series of Preferred shares outstanding, a Series A and B both with a par value of $.0006. Series A of 3,000 shares with a stated value of $100 per share issued to Ratcliff International Ltd. which are convertible at any time by Transmeridian, after the stock is publicly tradable, at the rate of 85% of the average bid price for our common stock, five days prior to conversion. The total series accrues dividends at 12.5% per annum of the stated value of $300,158 until conversion. An aggregate of 100,000 Series B Preferred Shares with a stated value of $15 per share are convertible by the holder at any time prior to their 5 year term on the basis of 15 shares for our common stock for each Series B Preferred Share. These Series B shares accrue no interest and are convertible to Transmeridian's common share at the rate of $1.00 per share. Both the Series A and Series B are non voting.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Going Concern

The Company financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses totalling $2,923,438 and has a significant amount of debt in the start-up phase of the Company. Additionally, to fully develop the area covered by the License, the Company needs substantial additional funding. Finally, the Company must also obtain a commercial production contract with the government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the government of Kazakhstan is obligated to conduct these negotiations under the Law of Petroleum. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract to the end of 2005.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, primarily by the Company's ability to raise additional funds in equity markets, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.

o        The Company plans to continue to raise additional capital in the equity markets as significant source of funding the development of the License.
o        As described in Note F, in the companies financial statements subsequent to year end, the Company obtained $20,000,000 in financing from a bank in Kazakhstan.  The funds obtained through this financing will be used for the  development of several wells.
o        The Company is currently negotiating a new Exploration and Production Operating Contract in Kazakhstan.  The contract will contain all commercial and operating aspects of exploration and production, including terms for full commercial production.
         This will replace the existing contract that only covers the Exploration phase of License 1557.
o        Development of South Alibek's proven reserves - South Alibek has approximately 11.5 and 5.7 million barrels of net estimated proven undeveloped and developed nonproducing oil reserves, respectively.  Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow.  Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the South Alibek Field for the cash flow of the Company.

Results from Operations

Oil and gas revenues for the twelve months ended December 31, 2001 were $51,289, compared to $-0- reported as the oil and gas revenues for the twelve months ended December 31, 2000. There has been no production since the second quarter, which is primarily attributed to the shut down of Well No. 29 due to the work over in progress. Lease operating expense increased from $-0- for the twelve months ended December 31, 2000 to $489,373, for the twelve months ended December 31, 2001, an increase of $489,373. The increase is primarily due to the start up of test production activity. General and administrative costs increased from $187,140 for the twelve months ended December 31, 2000 to $1,486,161 for the twelve months ended December 31, 2001. The increase of $1,299,021 primarily consists of an increase in payroll and office overhead expenses.

We are an independent energy company established to acquire and develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region, based in part on our management’s experience and business relationships in the area. Our management team has more than 50 years of experience working in Kazakhstan and the CIS region. We target opportunities with proved and potential oil and natural gas reserves at below international finding cost rates. We currently have one project under development. The project (which is referred to at times as the Kazakhstan Property or the South Alibek Field) is located in the Caspian Region of western Kazakhstan, and is situated near pipelines, railroads and oil field infrastructure. The proximity to existing infrastructure for exportation of oil and gas, which reduces associated costs as well as reduces the time needed to place wells on production, will be an important factor in our acquisition of any additional properties.

We currently have a ninety percent (90.0%) equity interest in the Kazakhstan property with Kornerstone Investment Group Ltd. holding a ten percent (10%) carried interest. Contractually, therefore, we are responsible for 100% of development costs. We pay the 10% interest holder’s portion of expenses until the project reaches a positive cash flow basis. Then we are reimbursed from production for the payments made on behalf of the 10% interest holder, Kornerstone Investment Group Ltd., plus 10% interest.

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

The initial work program on Well No. 29 included remedial work to repair mechanical deficiencies and evaluation of new zones identified but not tested in the original drilling and testing of the well. This ongoing work began in February 2001 with an extended flow test of the existing well No.29. Test production from well No.29 was 180 barrels of oil per day, off and on, for a total of 30 days of production from the 13 feet (4 meters) of open interval in the well intervals that was in condition to flow without any treatment or improvement in well production mechanics. Test oil produced during the term of testing operations totaled in excess of 5,000 barrels of oil as of April 30, 2001. The oil recovered in the test was a high gravity of 39 (Degree) API type crude and with a low sulfur content of about 0.8%.

A program to repair well damage and to open additional intervals for production evaluation was completed in June 2001. During this workover, it was discovered that only 13 feet (4 meters) of oil pay had been previously opened to production from the well. After repair of well damage, an additional 60 net feet of oil pay intervals were opened by perforations in the lower KT-I and upper KTII intervals. The well was being placed on a long-term continued testing program when a mechanical failure resulted in part of the production string being lost in the hole. Adequate sized equipment was not available to immediately remove the lost equipment and the testing program has been suspended pending the availability of equipment and material to properly remove the damage equipment in the well.

Liquidity and Capital Resources

Bank Financing

The company has executed a Share Purchase Agreement with Kazstroiproyekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which, at KSP’s option within two years, provides for the possible sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue KSP will be responsible for the payment of $15 million of the initial loan plus accrued interest and make available up to $30 million in additional development financing at commercial rates. If KSP determines that it will not continue in the project it will surrender all rights to its 50% interest in Caspi Neft TME and Caspi Neft will be solely responsible for the existing loan. The partnership is governed by a joint shareholders agreement with provisions similar to an international joint operating agreement. The parties agreed to have Transmeridian personnel as the general director of the company for at least the first 3 years.

An interim bridge loan for $1.5 million was issued in December 2001, and the Company paid off the $1 million Alpha note on December 1, 2001. A final credit agreement for the principal loan of $20 million was completed on February 26, 2002, and the bridge loan was cancelled with the funds from the first draw under the general loan agreement.

CASH FLOW INFORMATION

The company raised $3,224,982 from the sale of stock, $324,261 from accounts payable increases and used $404,839 of its beginning cash to fund an increase in its investment in oil and gas properties and equipment of $1,813,713 and to cover our operating cost of $1,930,266 leaving cash on hand at the end of the year of $107,276.

Development Financing

See Kazstroiproekt Ltd (KSP) under bank financing above.

Operation Plan

The following discussion of our plan of operation should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.&lt;/P&gt;

Commencement of Initial Drilling Activities

The investment program for the next three-years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $40,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report from the Ryder Scott. The successful delineation of the existing field could prove up total reserves up to 350-450 million barrels. The first three-well program will be initiated with the drilling of the first well in the 3rd Quarter 2002. Two additional wells will immediately follow with the second completed in the 4th quarter and the third well completed in the 1st quarter of 2003. The total cost of drilling and testing is estimated at $9,600,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at an estimated cost of about $2,000,000. We estimate that each well should cost about $3 million dollars to drill and complete and about $400,000 to test andevaluate. Each well should produce test crude which should generate about $0.4 million per month in gross revenue under the existing railroad sales program which would provide about $10-$11 per barrel net-back to the wellhead to cover operating and testing costs. This program will be initiated by the funds from the bank financing but the majority of the development capital will come from the excess internally generated cash flow from our drilling program and or advance crude sales based on these production levels. Each commercial well drilled will add to this revenue base. We currently estimate that 44 completed wells will be required in the first phase of the field development program.

Most sales from our area of operation are based on the European marker North Sea Brent crude. Initial transportation costs are higher due to the limited amounts of production and the need to truck the produced crude about 35 miles to the nearest railroad sales terminal. Economies of scale will be realized when production increases and transportation costs can be reduced with installation of pipelines to export or sales points.

To facilitate a continuous low cost drilling program, on December 28th, 2001 the company purchased a Land Drilling Rig named Rig 232 - type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company's common stock. The Company will use this rig to start its 2002 drilling program. The rig was constructed in the middle 80's by Western Companies and was refurbished in 1998. The equipment will be operated by Dingo Drilling International Ltd..

Improvement of Production Facilities

Production facilities for test production of up to 5,000 barrels of oil per day, and field production of up to 30,000 barrels per day have been conceptually designed and construction will be ordered in the second quarter of 2002. All tankage, piping and construction should be provided by local construction firms which specialize in installing petroleum processing facilities. We estimate that approximately $4.0 million will be required for the installation of permanent production facilities to process production of 30,000 BOPD.

The gas produced in association with the oil production will be separated, treated and utilized in providing fuel for operations with the balance initially being flared during the testing phase then later re-injected until sales to local markets can be arranged.

Growth Strategy

Our Growth Strategy is dependent on the success of the South Alibek field. The company expects to utilize the cash from these operations to generate the capital to continue with its business plan of low cost green-field acquisitions in the region. The bank financing provided by the credit facility with the Turan Alem Bank alleviates any need to raise funds for the further drilling and development program for the South Alibek field. Additional equity funding could facilitate the purchase of new fields to add to our assets in the region of South Alibek.

There is no question that there is opportunity in Kazakhstan. The Russians discovered several major fields with proved reserves and left these fields for the Kazakhstan Government to develop. The Government has turned to independent companies for exploration and development capital. TMEI expects to continue to participate in this program and will dedicate excess cash reserves to the acquisitions of fields within our region of interest.

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

The License may be extended twice as mutually agreed by the parties to the License with each extension period having a term of two years. Therefore the total possible exploration period utilizing the maximum of extension periods allowed by the contract is a term of ten (10) years. For each extension requested of the competent government body, the parties shall determine the part of the Contractual Area for further exploration work and make the appropriate changes in the applicable working program. The exploration contract can be converted to terms under a Production Contract at any time that we wish with the requirement that we file an approved reserves report based on the current test production of Well No. 29. In accordance with the Exploration Contract and the provision of the Kazakhstan Petroleum Code, we will be expected to inform the government within 30 days of the existence of any commercial reserves at which time we will be expected to convert our operations to a Production Contract, which will also cover the entire license area. We believe the present Exploration Contract provides us with a preferential right to receive such a commercial production contract. We have sought and received a letter from the Ministry of Natural Resources as to their preferred treatment of transitioning our existing operating contract to include commercial production. Section 10.4. of the present Exploration Contract grants us the exclusive right to a production contract. It states Commercial Discovery entitles the Contractor with the exclusive right for conclusion of a Production Contract provided that provisions of the License and the Contract are met and the letter we received from the Ministry of Energy, Industry and Trade, clearly states that we have an exclusive right to be granted the right for hydrocarbon production.. and we have a right to a Production Contract.... When we establish commercial production we expect that we will convert from an Exploration Contract to an Exploration Production Contract, as we will still have an unexpired Exploration term and additional exploration works would be warranted.

ITEM 7. FINANCIAL STATEMENTS

See Item 14(a) for a list of the Financial Statements and the supplementary financial information included in this report, following the signature page.

CRITICAL ACCOUNTING POLICIES

INTRODUCTION. The following describes the critical accounting policies used by the Company in reporting its financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, the Company’s reported results of operations would be different should it employ an alternative accounting method.

SUCCESSFUL EFFORTS METHOD OF ACCOUNTING FOR OIL AND GAS ACTIVITIES. The Securities and Exchange Commission ("SEC") prescribes in Regulation SX the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, the Company has chosen to follow the successful efforts method. Management believes that this method is preferable, as the Company has focused on exploration activities wherein there are risks associated with future success, and as such earnings are best represented by attachment to the drilling operations of the company.

Costs of successful wells, development dry holes and leases containing productive reserves are capitalized and amortized on a unit-of-production basis over the life of the related reserves. Estimated future abandonment and site restoration costs, net of anticipated salvage values, are amortized on a unit of production basis over the life of the related reserves. Other exploration costs, including geological and geophysical expenses applicable to undeveloped leasehold, 3-D seismic data, leasehold expiration costs and delay rentals are expensed as incurred.

In accordance with accounting under successful efforts, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.

Reserves - Estimates of our proved oil and gas reserves are prepared by Ryder Scott, an independent petroleum engineering firm, in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used or all business combinations initiated after June 30, 2001. The Company was required to implement SFAS No. 141 on January 1, 2002. Management expects that the adoption of this statement will have no effect on the Company's consolidated financial position, cash flows or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002. Management has reviewed SFAS No. 142 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Management has reviewed SFAS No. 143 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121,“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has reviewed SFAS No. 144 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Name                            Age             Position

Lorrie T. Olivier (1)           51         President & CEO, and Secretary
                                           Acting Chairman
Bruce A. Falkenstein            44         Vice President Exploration and Geology
Jim W. Tucker                   59         Vice President Finance, Controller
Peter L. Holstein (1)           59         Director
Philip J, McCauley (2)          39         Director
Angus G.P.M. Simpson (2)        38         Director
Roger W. Brittain (2)           64         Director, Chairman of the Audit Committee

        (1)  These Directors were elected and have served since the formation of
             Transmeridian in 2000
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

The following represents a summary of the business history of each of the named individuals for the last five years:

Lorrie T. Olivier

Mr. Olivier is President, Chief Executive Officer and current acting Chairman of the Board. From February 1, 1991 to March 30, 2000, Mr. Olivier was employed by American International petroleum Corporation as a Vice President of Operation and President of American International Petroleum Kazakhstan (AIPK), American Eurasia Petroleum, and American International Petroleum Holdings. He was the lead manager in developing the company's interest in the Caspian Sea region with the acquisition of a several large properties, the last three years focused on Kazakhstan as well as developing experience and business contacts in Russia and other CIS countries. In 1988 Mr. Olivier established his own international business consulting firm specializing in South American petroleum ventures, after 15 years working in domestic and international petroleum operations with initially Shell Oil USA and Pecten, then with Occidental Petroleum Corporation.

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

Jim W. Tucker

Mr. Tucker is Vice President of Finance. From 1966 to 1972 he served Texaco Inc., his last position as Vice President of Texaco Nigeria Ltd. From 1976 to 1988 he served with Texas Oil and Gas Corp., holding positions as Assistant Controller, Vice President and assistant to the President. From January 1, 1990 until January 20, 2001 he served as the Vice President of Finance of Crossroads Environmental Corp. and Chairman of the Board.

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

Angus G.M.P Simpson

Mr. Simpson is a Director. He has been a Director of Glenrand Ltd. since October 1, 1998 and also a Director and Executive Chairman of Glenrand Simpson Ltd. since October 1, 1999, prior to this Mr. Simpson served as a Director of Crawley Warren & Co. Ltd.

Roger W. Brittain

Mr. Brittain is Chairman of the Audit Committee of the Board and a Director. Until his retirement on March 31, 2001 he was a Director of Investec Henderson Crosthwaite Corporate Finance from January 10, 1998. Mr. Brittain is also the non-executive Chairman of the Board of Directors of Canargo Energy Corporation, and a former Director of Snyder Oil Company (January 1, 1986-December 31, 1998), Sen Hong Resources from August 30, 1997 to August 30, 2000 and Glenrand Simpson from November 1, 1998 to November 1, 2000.

We have not compensated directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

There are no family relationships between any of our directors, executive officers and other key personnel.

During the past five years none or our directors, executive officers, promoters or control persons were:

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

                             Annual Compensation                                 Long-Term Compensation
                                                                               Awards                Payouts
                                                                      Restricted  Securities
 Name of Principal                                   Other Annual        Stock    Underlying     LTIP     All other
    Position         Year       Salary     Bonuses   Compensation       Award(s)  Options/SARs  Payouts  Compensation
                      (b)       ($)(c)      ($)(d)     ($)(e)            ($)(f)       ($)(g)     ($)(h)      ($)(i)
P.I. Holstein        2001       105,000       0          0                 0            0           0           0
 Chairman
L.T. Olivier         2001       200,000       0          0                 0            0           0           0
President CEO
Bruce Falkenstein    2001       110,000       0          0                 0            0           0           0
    VP
Jim W. Tucker        2001        94,444       0          0                 0            0           0           0
    VP

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of Transmeridian as of December 31, 2001, with respect to each person known by us to own beneficially more than 5% of Tran meridian’s outstanding common stock, each director of Transmeridian and all directors and officers of Transmeridian as a group.

    NAME OF BENEFICIAL             NUMBER OF                  PERCENTAGE OF
        OWNERS                   SHARES OWNED                 CURRENT ISSUED
                                                             AND OUTSTANDING
Lorrie T. Olivier                 7,800,000                     14%
JM JC Investmetns, Inc. (1)       8,300,000                     15%
Colamar Ltd. (2)                    800,000                      1%
Peter L. Holstein                 1,110,000                      2%
Sovereign Trust                  10,000,000                     18%
Roger W. Brittain                   150,000                      0%
Angus Simpson                        50,000                      0%
Philip J. McCauley                   50,000                      0%
Zen Trust (4)                       500,000                      1%
Remaining Officers                2,667,500                      5%
All Officers and Directors as a
group  (7 persons)               31,427,500                     56%

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

(b) Current Reports on Form 8-K.

We filed a Current Report on Form 8-K, dated January 11, 2002 to report the purchase of a $5,300,000 drilling rig, the extension of our acreage in Kazakhstan from 13 sq km to 57 sq km and a bank financing for our drilling program from $20,000,000 to $50,000,000.

We filed a Current Report on Form 8-K, dated April 26, 2002 to report the purchase of a 25% interest in Emba Oil Terminal in exchange for 4,000,000 shares of restricted common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.,

TRANSMERIDIAN EXPLORATION, INC.
a Delaware corporation

By: /s/ Lorrie T. Olivier

Lorrie T. Olivier, President, Chief Executive Officer and Chairman

by: /s/ Jim Tucker, Vice President Finance

Jim Tucker

by: /s/ Jeff Tucker, Assistant Secretary

Jeff Tucker

Dated: May 13, 2002

Consolidated Financial Statements and Report of

Independent Certified Public Accountants

Transmeridian Exploration Incorporated and Subsidiaries

December 31, 2001 and 2000

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.........................F-1

Consolidated Balance Sheets at December 31, 2001 and December 31, 2000.....F-3

Consolidated Statements of Operations for the periods ended
December 31, 2001, December 31, 2000 and from inception
to date to December 31, 2001.............................................. F-4

Consolidated Statement of Stockholders' Equity.............................F-5

Consolidated Statements of Cash Flows for the periods ended
December 31, 2001, December 31, 2000 and from inception to date............F-6

Notes to Consolidated Financial Statements.................................F-7

Report of Independent Certified Public Accountants

Board of Directors

Transmeridian Exploration Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Transmeridian Exploration Incorporated and Subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeridian Exploration Incorporated and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and cash flows for the years then ended and for the period from inception to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,112,890 and $810,548 during the years ended December 31, 2001 and 2000, and, as of that date, the Company's current liabilities exceeded its current assets by $2,098,281 and $1,052,234. These factors, among others, including the Company's ability to develop the proven reserves, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Houston, Texas
May 7, 2002

                                           (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEETS
                                                   December 31,

                                      ASSETS                                            2001           2000
Cash                                                                           $     107,276       $   512,115
Receivables                                                                          270,112               -
Prepaid expenses                                                                         -              49,560
          Current assets                                                             377,388           561,675
Office equipment, net of accumulated
    depreciation of $10,431 and $950                                                   40,294            6,616
Oil and gas properties (successful efforts method of
    accounting for oil and gas properties)                                           7,765,565        4,445,451
Drilling Rig                                                                         5,300,000              -
Debt financing costs                                                                400,000                 -
          Total assets                                                             $13,883,247        $5,013,742

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current maturities of long-term debt                                            $  1,431,204      $        -
Unpaid amounts to a third party                                                     -                 1,385,842
Accounts payable and accrued liabilities                                           1,044,465            231,439
          Total current liabilities                                                 2,475,669         1,617,281
Long-term debt, net of current maturities                                           3,368,796         -
Redeemable common stock $.0006 par, 1,000,000 and -0- shares
    issued and outstanding                                                          2,000,000         -
STOCKHOLDERS' EQUITY
    Preferred stock $.0006 par, authorized 5,000,000 shares;
       103,000 and 3,000 shares issued and outstanding                              62                2
    Common stock $.0006 par; authorized 200,000,000 shares;
       55,747,029 and  57,797,000 shares issued and outstanding                     33,448            34,678
    Additional paid-in capital                                                      9,051,981         4,172,329
    Deficit accumulated during development stage                                  (3,046,709)        (810,548)
          Total stockholders' equity                                                  6,038,782       3,396,461
          Total liabilities and STOCKHOLDERS' EQUITY                                $13,883,247       $5,013,742

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                              Cumulative
                                                                                                              total from
                                                                                                             inception to
                                                                            Year ended December 31,          December 31,
                                                                          2001                  2000                2001
Oil sales                                                           $      51,289            $      -        $      51,289
Cost and expenses
    Operating expenses                                                    489,373                    -             489,373
    General and administrative expenses                                 1,486,161              187,140           1,673,301

   Total operating expenses                                         1,975,534              187,140           2,162,674

      Operating loss                                           (1,924,245)            (187,140)         (2,111,385)

Other income (expense)
    Gain on sale of working interest                                            -              414,146             414,146
    Start-up costs                                                              -             (246,484)           (246,484)
    Lease financing cost and interest expense                            (188,645)            (791,070)           (979,715)
         Total other income (expense)                                      (188,645)            (623,408)           (812,053)
          NET (LOSS) INCOME                                            (2,112,890)            (810,548)         (2,923,438)
Preferred dividends                                                       123,271                -                 123,271
          NET (LOSS) INCOME AVAILABLE TO
              COMMON SHAREHOLDERS                                     $(2,236,161)           $(810,548)        $(3,046,709)

Basic loss per share                                                      $  (0.04)         $     (0.06)      $       (0.08)

Weighted average shares outstanding                                    59,621,255           14,453,691          37,037,473

The accompanying notes are an integral part of these statements.

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2000 and 2001
                                                                                                 Additional
                                                           Preferred     Preferred        Common           Common          paid-in         Retained        Treasury
                                                             shares        stock           shares           stock          capital          deficit          stock            Total

Balance at January 1, 2000                                        -       $      -               -        $      -      $          -    $                  $      -     $           -
                                                                                                                                                   -
Issuance of founders shares                                       -              -      41,300,000          24,780                 -               -              -           24,780
Issuance of stock to third parties for services                   -              -       5,152,000           3,091           543,309               -              -          546,400
Conversion of debt to common stock                                -              -         800,000             480           199,520               -              -          200,000
Conversion of debt to preferred stock                         3,000              2               -               -           300,156               -              -          300,158
Stock issued in private placements                                -              -      10,545,000           6,327         3,626,173               -              -        3,632,500
Expenses of private placements                                    -              -               -               -          (496,829)              -              -         (496,829)
Net loss                                                          -          -                    -          -                   -          (810,548)         -             (810,548)
Balance at December 31, 2000                                  3,000              2      57,797,000          34,678         4,172,329        (810,548)             -        3,396,461
Stock issued in private placements                                -              -       1,720,000           1,032         1,052,968               -              -        1,054,000
Preferred stock issued for working interest                 100,000             60               -               -         1,499,940               -              -        1,500,000
Costs of private placements                                       -              -               -               -          (105,400)              -              -         (105,400)
Issuance of stock to third parties for services                   -              -         126,429              76           153,424               -              -          153,500
Issuance of common stock                                          -              -       1,103,600             662           775,218               -              -          775,880
Stock offering costs                                              -              -               -               -           (89,467)              -              -          (89,467)
Purchase of treasury stock                                        -              -               -               -                 -               -         (1,320)          (1,320)
Sale of treasury stock                                            -              -               -               -         1,540,000               -          1,320        1,541,320
Beneficial conversion preferred stock dividend                    -              -               -               -            52,969         (52,969)             -                -
Dividends accrued on convertible preferred stock                  -              -               -               -                 -         (70,302)             -          (70,302)
Retirement of common stock                                        -              -      (5,000,000)         (3,000)                -               -              -           (3,000)
Net loss                                                         -           -                    -          -                   -        (2,112,890)         -           (2,112,890)
Balance at December 31, 2001                                103,000    $        62      55,747,029         $33,448        $9,051,981     $(3,046,709)   $     -          $ 6,038,782

The accompanying notes are an integral part of this statement.

cENTER>
Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31,
                                                                                                                   Cumulative
                                                                                                                   total from
                                                                                                                  inception to
                                                                                    Year ended December 31,       December 31,
                                                                                   2001              2000               2001
Cash flows from operating activities
    Net loss                                                                    $(2,112,890)    $   (810,548)      $(2,923,438)
    Adjustments to reconcile net loss
       to net cash used in operating activities
       Gain on sale of working interest                                                   -         (414,146)         (414,146)
       Stock issued for services                                                    153,500          546,400           699,900
       Depreciation and amortization                                                  9,481              950            10,431
       Increase in receivables                                                     (270,112)               -          (270,112)
       Increase in prepaid expenses                                                       -          (49,560)          (49,560)
       Increase in accounts payable and accrued liabilities                         289,755          231,439           521,194

          Net cash used in operating activities                                  (1,930,266)        (495,465)       (2,425,731)

Cash flows from investing activities
    Proceeds from sale of working interest                                                -          614,146           614,146
    Purchase of office property and equipment                                       (43,159)          (7,566)          (50,725)
    Purchase of oil and gas properties                                           (1,770,554)      (3,645,451)       (2,416,005)

          Net cash used in investing activities                                  (1,813,713)      (3,038,871)       (1,852,584)

Cash flows from financing activities
    Proceeds from long-term debt and notes payable                                1,710,103          386,000         1,096,103
    Payments on notes payable                                                      (210,103)               -          (210,103)
    Purchase of treasury stock                                                       (1,320)               -            (1,320)
    Proceeds from sale of treasury stock                                          1,541,320                -         1,541,320
    Retirement of common stock                                                       (3,000)               -            (3,000)
    Proceeds from sale of stock, net of offering expenses                         1,687,982        3,160,451         4,848,433
    Payments of amounts due to third parties                                     (1,385,842)      (2,500,000)       (2,885,842)

          Net cash provided by financing activities                               3,339,140        1,046,451         4,385,591

(Decrease) increase in cash and cash equivalents                                   (404,839)         512,115           107,276

Cash and cash equivalents at beginning of period                                    512,115              -                -

Cash and cash equivalents at end of period                                     $    107,276     $    512,115      $    107,276

The accompanying notes are an integral part of these statements.

Transmeridian Exploration Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Transmeridian Exploration Incorporated (the Company) acquired 100% of the shares of Open Joint Stock Company Caspi Neft TME, which has as its primary asset the license and related contract for the exploration and development of an oil and gas lease known as Yuzhny (South) Alibek Field (the License). During 2000, Open Joint Stock Company Caspi Neft TME was formed solely the for purpose of the acquisition of the License. This transaction is hereafter referred to as “the Share Purchase Agreement”. The Company plans to begin development of the property shortly after the completion of future private-placement or public offerings.

Transmeridian Exploration Incorporated was incorporated in Delaware in April 2000. Previously, all activity was conducted by Transmeridian Exploration Inc. (British Virgin Islands). There was no significant activity prior to January 1, 2000.

The Company has been in the development stage since its formation. It is primarily engaged in the exploration, development and production of oil and gas properties.

1. Principles of Consolidation

The consolidated financial statements include the accounts of Transmeridian Exploration Incorporated and its subsidiaries, Transmeridian Exploration Inc. (British Virgin Islands), Transmeridian (Kazakhstan) Incorporated (British Virgin Islands), and Open Joint Stock Company Caspi Neft TME ("Caspi Neft TME") (Kazakhstan), all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

2. Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

4. Allowance for Doubtful Accounts

The Company considers all receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

5. Property and Equipment

The Company follows the “successful efforts” method of accounting for its costs of acquisition, exploration and development of oil and gas properties. Intangible drilling and development costs related to development wells and successful exploratory wells are capitalized, whereas the costs of exploratory wells which do not find proved reserves are expensed. All geological and geophysical costs not reimbursed are expensed as incurred. Costs of acquiring unproved leases are evaluated for impairment until such time as the leases are proved or abandoned. In addition, unamortized costs at a field level are reduced to fair value if the sum of expected undiscounted future cash flows are less than net book value.

Depreciation and amortization of producing properties is computed using the unit-of-production method based upon estimated proved recoverable reserves. Depreciation of office equipment is calculated using the straight-line method based upon estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is recognized.

6. Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. The Company deducts intangible development costs as incurred and deducts statutory depletion when it exceeds cost depletion for federal income tax purposes.

7. Start-up Costs

Start-up costs, including organizational expenses, are expensed as incurred.

8. Debt Financing Costs

Financing costs are amortized over the life of the related obligation.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

9. Loss Per Share

Basic loss per common share is calculated by dividing net loss after deducting preferred stock dividends and discount on Preferred Stock that is accreted directly to the accumulated deficit, by the aggregate weighted average shares outstanding during the period. Diluted loss per common share considers the dilutive effect of the average number of common stock equivalents that are outstanding during the period. Included in weighted average shares outstanding are the 1,000,000 shares of redeemable common stock.

Diluted loss per share is not presented because the exercise of warrants and the effect of the conversion of the Company’s Preferred Stock into shares of the Company’s common stock are antidilutive.

10. Risks and Uncertainties

The ability of the Company to realize the carrying value of its assets is dependent on being able to develop, transport and market hydrocarbons. Currently, exports from the Republic of Kazakhstan are primarily dependent on transport routes, either via rail, barge or pipeline, through Russian territory. Pipeline capacity has significantly improved in 2001 with the opening of the CPC Pipeline, raising current capacity of 250,000 bopd to 800,000 bopd at year end. Domestic markets in the Republic of Kazakhstan might not permit world market prices to be obtained. Management believes, however, that over the life of the project transportation options will be improved by further increases in the capacity of the CPC and other existing pipelines and the building of new pipelines within the region and prices will remain achievable for hydrocarbons extracted to allow full recovery of the carrying value of its assets.

11. Revenue Recognition

Revenues from the sale of oil and gas are recorded using the sales method. As of December 31, 2001, the Company has had only minimal test production.

12. Foreign Exchange Transactions

The Company's functional currency is the U.S. dollar, thus the financial statements of the Company's foreign subsidiaries are measured using the U.S. dollar. Accordingly, transaction gains and losses for foreign subsidiaries are recognized in consolidated operations in the year of occurrence.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

NOTE B - GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses totalling $2,923,438 and has incurred a significant amount of debt in the start-up phase of the Company. Additionally, to fully develop the area covered by the License, the Company needs substantial additional funding. Finally, the Company must also obtain a commercial production contract with the government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the government of Kazakhstan is obligated to conduct these negotiations under the Law of Petroleum. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract to the end of 2005.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, primarily by the Company’s ability to raise additional funds in equity markets, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence.

        o The Company plans to continue to raise additional capital in the equity markets as significant source of funding the development of the License.

        o As described in Note F, subsequent to year end, the Company obtained $20,000,000 in financing from a bank in Kazakhstan. The funds obtained through this financing will be used to develop several wells.

        o The Company is currently negotiating a new Exploration and Production Operating Contract in Kazakhstan. The contract will contain all commercial and operating aspects of exploration and production, including terms for full commercial production. This will replace the existing contract that only covers the Exploration phase of License 1557.

        o Development of South Alibek’s proven reserves & #150; South Alibek has approximately 11.5 and 5.7 million barrels of net estimated proven undeveloped and developed nonproducing oil reserves, respectively. Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow. Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the South Alibek Field for the cash flow of the Company.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

NOTE C - OIL AND GAS PROPERTIES

The Company’s oil and gas properties primarily include the value of the License and other capitalizable costs under the successful efforts method of accounting.

        Oil and gas properties are made up of the following at December 31:

          2001                                                                     2000
       Leasehold costs                                                          $  5,597,850      $3,944,827
       Intangible development costs                                                1,600,596         396,727
       Production facilities                                                         499,619         103,898
       Wellhead equipment                                                             67,500           -
                                                                                 $ 7,765,565      $4,445,452

During 2001, the Company advanced a joint venture approximately $254,000 for the completion of a terminal station. As part of the advance, the Company acquired an option to acquire up to 50% of the joint venture. In 2002, the Company chose not to exercise this option, and expects to receive repayment of the advance in 2002. On April 26, 2002, Transmeridian purchased a 25% equity interest in the Emba Terminal for 4,000,000 shares of common stock of the company, and has up to 180 calendar days to purchase another 25% equity interest in the facility at a price to be further negotiated.

NOTE D - DRILLING RIG

In December 2001, the Company purchased a drilling rig for $5,300,000. In exchange for the rig, the Company signed a $3,300,000 note payable due in 24 months at 10% interest, and issued 1,000,000 shares of common stock to the seller. The Company agreed to redeem 500,000 shares at $2.00 per share after a nine month holding period and to redeem the other 500,000 shares at $2.00 per share after a holding period of twelve months. The seller’s right to redeem each group of shares expires 10 days after the end of each holding period.

NOTE E - UNPAID AMOUNTS TO THIRD PARTIES

The Company owed a third party the final installment of the Share Purchase Agreement in the amount of $1,385,842, which was paid in 2001.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

NOTE F - LONG-TERM DEBT

     Long-term debt consists of the following amounts at December 31, 2001:

          Note payable to a Company due in 24 monthly installments of

          $152,278 of principal and interest at 10%, secured by a drilling rig                                      $3,300,000

          Note payable to a Kazakhstan bank with all principal and interest due

          August 2003, with an interest rate of 15%; secured by all of the stock of

          Caspi Neft TME                                                                                             1,500,000

                                                                                                                     4,800,000

          Less: current portion                                                                                      1,431,204

                                                                                                                    $3,368,796

     Maturities of long-term debt as of December 31, 2001, are as follows:

          2002                                                                                                       $1,431,204

          2003                                                                                                        3,217,776

          2004                                                                                                          151,020

                                                                                                                     $4,800,000

The loan agreement signed with the bank in 2001, served as bridge financing for a $20,000,000 loan agreement signed in February 2002. Under the terms of this agreement, the Company is required to repay all accrued interest and principal on the first $2,233,000 of borrowings in August 2003. The remaining accrued interest and principal is due on February 2005. The loan is subject to an annual credit facility fee equal to .5% of the unused portion of the credit facility.

A Kazakhstan corporation (Corporation), which is controlled by major shareholders of the bank, has an option to purchase 50% of the stock of Caspi Neft TME. The exercise of the option would require the Corporation to repay $15,000,000 of this loan by February 2004, and to provide an additional $30,000,000 in financing at market rates by March 2004. In consideration for this option, the Corporation paid the Company approximately $65,000 in 2001, which is refundable should they not exercise the option. The bank holds all of the stock of Caspi Neft TME as collateral on the loan.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

In 2001, the Company entered into an agreement to pay a consultant $400,000 to locate financing for the development of the License area. This fee, which is recorded in accrued liabilities and will be paid in 2002, will be amortized over the life of the related long-term debt as a yield adjustment.

In 2000, the Company borrowed $300,158 from a third party, which accrued interest at 12.5%. The Company entered into a credit conversion agreement on August 23, 2000, whereby the $300,158 in notes payable would be converted to convertible or redeemable preferred stock. During December 2000, the debt was converted. The preferred stock accrues dividends at 12.5% until converted or redeemed. Accrued dividends at December 31, 2000 were not significant. At December 31, 2001, the Company has accrued $70,302 in dividends.

These shares are either convertible to common stock or redeemable at the Company’s option. The conversion rate is 85% of the average bid price for the five previous consecutive trading days prior to the conversion date.

The conversion feature of the preferred stock represents a “beneficial conversion feature”; as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the preferred stock is allocable to the conversion feature contained herein. The value assigned to the conversion feature is determined as the difference between the market price of the Company’s common stock and the conversion price multiplied times the number of shares to be received upon conversion. The discount assigned to the conversion feature is recorded as additional paid-in capital and to accumulated deficit when the stock becomes publicly tradable. In the fourth quarter of 2001, the Company recorded a discount of $52,969.

As additional consideration for entering into this credit conversion agreement, the Company issued 1,200,000 shares of common stock to the third party.

The Company incurred debt totaling $200,000 from a related party. The Company entered into an agreement with the related party that converted the debt into 800,000 shares of common stock in December 2000.

Management believes the fair value of debt at December 31, 2001 and 2000 is not significantly different than its book value.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

NOTE G - STOCK FOR SERVICES RENDERED

The Company entered into several agreements to exchange common stock for services. The stock has been valued based on the fair value of the stock at the time of the agreements. During the year ended December 31, 2001 and 2000, the Company issued a total of 126,429 and 5,152,000 shares under these type of agreements. This stock was issued to unrelated third party vendors for software, engineering and geological services.

NOTE H - CONVEYANCE OF WORKING INTERESTS

As consideration for work done in conjunction with the Share Purchase Agreement, the Company assigned a 10% carried working interest to a third party. In addition, the Company issued 1,000,000 shares of common stock to this party for the negotiation of an extension of the payment terms with the previous owners of the License. The value of these additional shares has been recorded as lease financing cost in the statement of operations.

During the year ended December 31, 2000, the Company sold a 4.5% working interest share of the License to another third party.

In April 2001, the Company re-acquired the 4.5% working interest from the third party. The Company issued 100,000 shares of convertible preferred stock, with no mandatory dividends (convertible to 1,500,000 shares of the Company’s common stock), 1,000,000 warrants for the purchase of common stock at $1.00 per share and forgave approximately $50,000 of joint interest billings as consideration for the working interest.

NOTE I - INCOME TAXES

At December 31, 2001 and 2000 the components of the Company’s deferred tax assets and liabilities are as follows:

                                                                                    2001             2000
       Deferred tax assets:

       Net operating loss carryforwards                                          $ 990,000        $ 274,000
       Valuation allowance                                                        (990,000)        (274,000)

       Deferred tax assets                                                  $        -        $       -

As of December 31, 2001, the Company has estimated loss carryforwards of approximately $2,905,000 of which $807,000 and $2,098,000 expire in 2020 and 2021.

The Company has not recorded any deferred tax assets or income tax benefits from the net operating losses for the years ended December 31, 2001 and 2000. The Company has placed a 100% valuation allowance against the deferred tax asset because future realization of the net operating losses has not been determined to be more likely than not.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

NOTE J - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest in 2001 and 2000 was $174,534 and $791,069. No taxes were paid in 2001 or 2000.

During the year ended December 31, 2001, the Company acquired a drilling rig for a $3,300,000 note payable and $2,000,000 of redeemable common stock.

During the year ended December 31, 2001, the Company re-acquired a 4.5% interest in the License for $1,500,000 of convertible preferred stock.

At December 31, 2001, the Company has accrued a $400,000 payment to a consultant for assistance in obtaining financing. This fee is treated as a financing cost. Additionally, the Company has accrued $70,302 in dividends payable on its convertible preferred stock.

During the year ended December 31, 2000, the Company converted $200,000 of debt to 800,000 shares of common stock.

During the year ended December 31, 2000, the Company converted $300,158 of debt to 3,000 shares of preferred stock.

During the year ended December 31, 2000, the Company acquired oil and gas properties from a third party in exchange for amounts owed totaling $3,885,842.

NOTE K- NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, SFAS No. 141, Business Combinations was approved by the Financial Accounting Standards Board. ("FASB") SFAS No. 141 requires that the purchase method of accounting be used or all business combinations initiated after June 30, 2001. The Company was required to implement SFAS No. 141 on January 1, 2002. Management has reviewed SFAS No. 141 and determined that the adoption of this statement will have no effect on the Company's consolidated financial position, cash flows or results of operations.

On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002. Management has reviewed SFAS No. 142 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
December 31, 2001 and 2000

In June 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Management has reviewed SFAS No. 143 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new rules supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has reviewed SFAS No. 144 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

TRANSMERIDIAN EXPLORATION, INC.

Estimated

Future Reserves and Income

Attributable to Certain

Leasehold Interests

(SEC Case)

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
Certain Leasehold Interests of
Transmeridian Exploration, Inc.
As of December 31, 2001
----------------------------------------------------------------------------------------

                                                                    Proved
                                        -----------------------------------------------------------------
                                            Developed                                         Total
                                          Non-Producing             Undeveloped              Proved
                                        -------------------       ----------------       ----------------
Net Remaining Reserves
  Oil/Condensate - Barrels                       5,808,683             11,836,735             17,645,418
  Gas - MMCF                                         1,144                  2,331                  3,475

Income Data
  Future Gross Revenue                         $89,308,496           $181,989,793           $271,298,289
  Deductions                                    13,726,691             24,161,877             37,888,568
  Future Net Income (FNI)                      $75,581,805           $157,827,916           $233,409,721

  Discounted FNI @ 10%                         $32,953,417            $95,964,065           $128,917,482

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

                                                                   Discounted Future Net Income
                                                                      As of December 31, 2001
                                                          ------------------------------------------------
                       Discount Rate                                          Total
                          Percent                                             Proved
                    --------------------                                 -----------------

                             8                                            $142,374,028
                            12                                             $117,607,233
                            15                                             $103,712,251
                            20                                             $ 86,301,191

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

The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the revenues there from and the actual costs related thereto could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

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

(“spot price”) adjusted for oilfield or gas gathering hub and lhead price differences (e.g. grade, transportation, gravity, sulfur and BS&W) as appropriate. Also in accordance with SEC and FASB specifications, changes in market prices subsequent to December 31, 2001 were not considered in this report.

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