Form 10KSB/A
period 2001-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2002-05-17
CIK 1132645

FORM 10-KSB/A SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001. Commission file number: 333-60960 TRANSMERIDIAN EXPLORATION INCORPORATED (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	1311 (Primary Standard Industrial Classification Code)	76-0644935 (I.R.S. Employer Identification Number)

397 N. Sam Houston Parkway E. Suite 300, Houston, Texas, 77060 (281) 999-9091 (Address, Including Zip Code, and Telephone Number, Including Area Code of Registrant’s Executive Offices)	Jim Tucker, V.P. Finance 397 N. Sam Houston Parkway E. Suite 300 Houston, Texas 77060 (281) 999-9091 (Name, Address, Including Zip Code, and Telephone Number, Including Area Code, of Agent for Service)

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

YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of December 31, 2001, the aggregate market value of registrant’s voting common stock, par value $.0006 per share, held by non-affiliates was $16,767. As of December 31, 2001, registrant had 56,747,029 shares of its common stock, par value $.0006 per share, issued and outstanding.

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words anticipate, believe, estimate, expect, project and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption Item 6 — Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the Company’s anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential write downs or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see Risk Factors Affecting Our Business in Items 1 and 2. Business and Properties and Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report filed under the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, references to Transmeridian Exploration or the Company refers to Transmeridian
Exploration Incorporated and its subsidiaries on a consolidated basis.

TRANSMERIDIAN EXPLORATION INC.

TABLE OF CONTENTS

3

PART I

ITEM 1. BUSINESS

Our Business

Transmeridian Exploration, Inc. is an independent energy company established to acquire and develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region. Our philosophy is to take advantage of these opportunities based in part on our management’s experience and business relationships in the area. Our key management team has a total of about 50 years of experience working in the CIS Region. We target opportunities with proved and potential oil and natural gas reserves at below the industry’s international finding cost rates.

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

ITEM 2. PROPERTIES

Properties

All exploration and production activities are conducted through wholly owned operating subsidiaries. Transmeridian Exploration Inc.(BVI) is responsible for the management of the South Alibek Field, with Open Joint Stock Company (OJSC) Caspi Neft TME (Caspi Neft TME). This Kazakhstan company was established specifically to hold the title to the License 1557 and to manage all the joint venture operations of that project. The Exploration License 1557 for South Alibek and the related Exploration Contract for the exploration work are registered in the name of the operating company OJSC Caspi Neft TME. The company holds 100% of the equity interest of Caspi Neft TME, and provides a net carried interest of 10% to Kornerstone Investment Group Ltd (Kornerstone), The principals of Kornerstone received this 10% carry as a finder’s fee for the acquisition of the License 1557 OIL.

On December 28th, 2001 the company signed a contract to purchase a Land Drilling Rig named Rig 232 — type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company’s common stock. The Company will use this rig to support a continuous delineation and development drilling program beginning in the third quarter of 2002.

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

These potential reserve estimates conform to definitions of probable and possible reserves approved by the SPE/SPEE using the deterministic methodology and have the same risks normally associated with potential reserves categories as defined by the SPE/SPEE. Conversion of these potential reserves to proved reserves will be only following the extensive and successful drilling of new wells outside of the 240 acres already identified with estimated proved reserves, including reasonable confirmation of the presence of reservoirs and oil, and the productivity of these reservoirs from testing of the new wells and thorough analysis of the new data obtained from the drilling and other geological efforts such as mapping of the existing 2D and 3D seismic data. Results from future drilling may cause these potential reserves estimates to be reduced as they are only estimates and are dependent on many geologic and engineering assumptions that may not be supported by the new information to be obtained.

Summary of the Work Performed by Ryder Scott

The Securities and Exchange Commission (SEC) and financial accounting standards require a presentation of the company’s commercially recoverable reserves on an annual basis utilizing the year end pricing for the valuation of these reserves over the future of the respective field. Ryder Scott provided its estimate of the reserves, future production, and income attributable to the existing Well No 29 and 2 offset wells.

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

Future Net Revenue
Category	Oil	Gas	Total	Present Worth
Proved:	Bbls	Mmcf	(Undiscounted Future Net Revenue)	(Discounted Future Net Revenue (10%))
Developed Non Producing	5,808,683	1,144	$ 89,308,496	$ 32,953,417

Undeveloped	11,836,735	2,331	$181,989,793	$ 95,964,065

Total Proved	17,645,418	3,475	$271,298,289	$128,917,482

Summary of Productive Area South Alibek Field (License 1557)
Gross
Total Area	14,111 acres

Proved	240 acres	1 well plus 2 offsets at 80 acre spacing

Remaining	13,871 acres	(1)

Interest	90.00%	(2)

Wells	1	(3)

(1)	We are in the second year of a 6-year exploration period of the License for this property and there are no prior year properties. Commercial production from the field has not commenced as of this filing.

(2)	Subsequent to year-end we acquired the 4.5% interest previously owned by TRACER

(3)	Well No. 29 is now on test production since February 26, 2001.

Oil and Gas Producing Activities: (Unaudited)

Total costs incurred in the acquisition of the License 1557 and the formation and development of our wholly owned subsidiary Caspi Neft TME, the owner of the oil and gas exploration activities, all incurred within Kazakhstan, were as follows (in thousands except per barrel information):

	For the year ended December 31, 2001 (000)	For the year ended December 31, 2000 (000)
Property Acquition Costs
Unproved	$ —	$ —
Proved	$ 5,598	$ 3,944

Exploration Costs		$ —

Development Costs	$ 2,168	$ 501

Depreciation, depreciation and amortization
per equilvalent barrel of production	$ —	$ —

The aggregate capital costs relative to oil
and gas producing activities are as follows
Unproved oil and gas properties	$ —	$ —
Proved oil and gas properties	$ 7,766	$ 4,445

Accumulated depreciation, depletion and
amortization	$ —	$ —

Net Capitalized Cost	$ 7,766	$ 4,445

7

Estimated Oil and Natural Gas Reserves (Unaudited)

The following information regarding estimates of the Company’s proved oil and gas reserves, all located in Kazakhstan, is based on reports prepared on behalf of the Company by independent petroleum engineers, Ryder Scott Company.

Because oil and gas reserve estimates are inherently imprecise and require extensive judgments of reservoir engineering data, they are generally less precise than estimates made in conjunction with financial disclosures. The revisions of previous estimates as reflected in the table below result from more precise engineering calculations based upon additional production histories.

	Year ended December 31, 2001		Year ended December 31, 2000
	Natural Gas (Mmcf’s)	Oil (Bbls.)	Natural Gas (Mmcf’s)	Oil (Bbls.)
Proved developed and undeveloped reserves

Beginning of period	3,391	17,213,772	—	—
Revisions of previous year estimates	84	431,646	—	—
Extensions, discoveries and new additions	—	—	—	—
Improved recovery	—	—	—	—
Purchase of minerals in place	—	—	3,391	17,213,772
Sales of minerals in place	—	—	—	—
Production	—	—	—	—

End of period	3,475	17,645,418	3,391	17,213,772

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

	For the year ended December 31, 2001 (000)	For the year ended December 31, 2000 (000)
Future net revenue	$ 271,298	$ 309,830
Future costs
Lease operating expense	($ 27,228)	($ 26,202)
Development costs	($ 10,661)	($ 10,407)

Future net cash flows before income
taxes	$ 233,409	$ 273,221
Discounted at 10% per annum	($104,492)	($123,765)

Discounted future net cash flows
before income taxes	$ 128,917	$ 149,456
Future income taxes, net of
discount at 10% annum	($ 38,675)	($ 44,107)

Standardized measure of discounted
future net cash flows	$ 90,242	$ 105,349

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

	Year ended December 31, 2001	Year ended December 31, 2000
	(in thousands)	(in thousands)

Beginning of year	$ 105,349	$ —
Accretion of discount	14,946	—
Revisions to previous quantity estimates	3,298	—
Net changes in prices, net of production costs	(25,100)	—
Purchase of reserves in place	—	$105,349
Other	(8,251)	—

End of year	$ 90,242	$105,349

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

License Extension

An area extension application was made to the government authorities and an extension was granted and authorized by government resolution on November 7, 2001. The new license area for the Company’s South Alibek Field (“Field”) was increased 400% to incorporate all of the currently identified potentially oil bearing reservoirs associated with the Field. With this increase, the Company now estimates that the entire structural closure of the Field is completely within the expanded 14,111 acre (57.106 sq. km) License area. TMEI now can pursue the development of the complete Field structure area, as well as pursuing exploration of upside prospective targets within the larger license area. This significantly larger area could potentially provide additional proved reserves and higher daily production rates to us in the future than we have currently forecasted.

Application for Commercial Reserves

The company filed with government authorities a declaration of commercial reserves for the well No. 29 and the area within a radius of one kilometer of the well. This commercial area is small and does not reflect the company’s estimation of the entire South Alibek field, but these reserves generally conform with the amount of reserves included in the proved reserves defined in the current Ryder Scott Reserve Report included in this document. Once the government approves these reserves, the company can proceed with the conversion of the existing Exploration Contract to an Exploration and Production Contract. The first level of review has been completed by the local authorities and the study now goes to the National Committee on Reserves for certification and inclusion of the reserves on the national balance of recoverable hydrocarbon reserves. This certification will allow for the next contractual phase of commercial production as described by the petroleum code of Kazakhstan. In this regard, the company will be soliciting that the government revise the existing Exploration Contract to an Exploration and Production Contract. In this way the company may continue to expand the limits of the existing field as well as initiate investments for the commercial exploitation of the commercial reserves identified within the field and License Area.

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

Financial Plan and Plan of Operation for 2002

Our focus in 2002 will be to:

•	Strengthen the company’s balance sheet by raising additional working capital of $5-10 million through equity or equity based instruments

•	Crude oil forward purchase contracts

•	Bank Financing for the development of South Alibek field

•	Commence initial 3 well delineation drilling activities

•	Installation of testing facilities for rates of up to 5,000 bopd and Production Facilities up to 30,000 bopd.

•	Staffing to accommodate the expansion of drilling and production operations

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

Bank Financing

The financing contemplated by the Share Purchase Agreement with Kazstroiproekt Ltd (KSP), has been activated and funds have been drawn down to cancel all of the company’s previous debt to Al Alpha as well as allow OJSC Caspi Neft TME to repay some of the loans made by its parent company, Transmeridian. Transmeridian has pledged all the shares of Caspi Neft TME, as well as the sub-surface rights related to the License 1557 OIL which includes the South Alibek field. In addition, Transmeridian has provided a corporate guarantee letter for up to $7,000,000 of liability should Caspi Neft TME default on its loan commitments.

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

To facilitate a continuous low cost drilling program, on December 28th, 2001 the company purchased a Land Drilling Rig named Rig 232 — type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company’s common stock. The Company will use this rig to start its 2002 drilling program. The rig was constructed in the middle 80’s by Western Companies and was refurbished in 1998. The equipment will be operated by Dingo Drilling International Ltd.

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

Future Operations

Our focus is to rapidly develop our property in Kazakhstan and, once a stable production and sales stream is achieved, our attention will be directed to the acquisition and development of additional properties that have:

•	low entry cost as measured on a dollar per barrel for proved and potential reserves;

•	ready access to infrastructure allowing for production within a short time period without significant capital commitments;

•	ready access to local and export markets without the need for immediate investment in pipeline construction projects; and

•	projects where we can control operations and ownership.

Operationally, we expect to finish the year 2002 in the South Alibek Field with a substantial increase in daily production from test production in the field. Two wells on test production could have the capability of providing 4,000 to 6,000 barrels per day. The company plans to continue its delineation drilling program adding a well on the average every 90 days. A pipeline is planned by the government which will transport about 300,000 barrels per day from the region to the Aktau refinery and sales pipeline network. The combination of the Emba Terminal and the proposed new pipeline provide adequate insurance that there will be a ready transport route to deliver the field’s production in the local and export markets.

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

Our Annual Shareholders’ Meeting was held on October 11, 2001.

Re-election of the Board

All of our Directors were re-elected at the Annual Shareholders’ Meeting. The following is our Board of Directors as of December 31, 2001:

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

Appointment of Corporate Auditors

At the Annual Shareholders’ Meeting held October 11, 2001, the Board unanimously appointed Grant Thornton LLP as the company’s auditors.

Adoption of Company Incentive Stock Option Plan

At the Annual Shareholders’ Meeting held October 11, 2001, the Board unanimously approved the Company Incentive Stock Option Plan. As of December 31, 2001 no options had been issued.

Other Matter Voted On

There were no other matters voted on at the Annual Shareholders’ Meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses totaling $2,923,438 and has incurred a significant amount of debt in the start-up phase of the Company. Additionally, to fully develop the area covered by the License, the Company needs substantial additional funding. Finally, the Company must also obtain a commercial production contract with the government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the government of Kazakhstan is obligated to conduct these negotiations under the Law of Petroleum. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract to the end of 2005.

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

•	The Company plans to continue to raise additional capital in the equity markets as significant source of funding the development of the License.

•	As described in Note F, in the companies financial statements subsequent to year end, the Company obtained $20,000,000 in financing from a bank in Kazakhstan. The funds obtained through this financing will be used for the development of several wells.

•	The Company is currently negotiating a new Exploration and Production Operating Contract in Kazakhstan. The contract will contain all commercial and operating aspects of exploration and production, including terms for full commercial production. This will replace the existing contract that only covers the Exploration phase of License 1557.

•	Development of South Alibek’s proven reserves —South Alibek has approximately 11.5 and 5.7 million barrels of net estimated proven undeveloped and developed nonproducing oil reserves, respectively. Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow. Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the South Alibek Field for the cash flow of the Company.

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

To facilitate a continuous low cost drilling program, on December 28th, 2001 the company purchased a Land Drilling Rig named Rig 232 — type National 1320UE, from Seaboard Equipment Company, Inc., for a total consideration of $5,300,000 to be paid in cash and the Company’s common stock. The Company will use this rig to start its 2002 drilling program. The rig was constructed in the middle 80’s by Western Companies and was refurbished in 1998. The equipment will be operated by Dingo Drilling International Ltd.

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

CRITICAL ACCOUNTING POLICIES

INTRODUCTION. The following describes the critical accounting policies used by the Company in reporting its financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, the Company’s reported results of operations would be different should it employ an alternative accounting method.

SUCCESSFUL EFFORTS METHOD OF ACCOUNTING FOR OIL AND GAS ACTIVITIES. The Securities and Exchange Commission (“SEC”) prescribes in Regulation SX the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, the Company has chosen to follow the successful efforts method. Management believes that this method is preferable, as the Company has focused on exploration activities wherein there are risks associated with future success, and as such earnings are best represented by attachment to the drilling operations of the company.

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

In accordance with accounting under successful efforts, the Company reviews proved oil and gas properties for indications of impairment whenever events or circumstances indicate that the carrying value of its oil and gas properties may not be recoverable. When it is determined that an oil and gas property’s estimated future net cash flows will not be sufficient to recover its carrying amount, an impairment charge must be recorded to reduce the carrying amount of the asset to its estimated fair value.

Reserves — Estimates of our proved oil and gas reserves are prepared by Ryder Scott, an independent petroleum engineering firm, in accordance with guidelines established by the SEC. Those guidelines require that reserve estimates be prepared under existing economic and operating conditions with no provisions for increases in commodity prices, except by contractual arrangement. Estimation of oil and gas reserve quantities is inherently difficult and is subject to numerous uncertainties. Such uncertainties include the projection of future rates of production and the timing of development expenditures. The accuracy of the estimates depends on the quality of available geological and geophysical data and requires interpretation and judgment. Estimates may be revised either upward or downward by results of future drilling, testing or production. In addition, estimates of volumes considered to be commercially recoverable fluctuate with changes in commodity prices and operating costs. Our estimates of reserves are expected to change as additional information becomes available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. On June 29, 2001, SFAS No. 141, “Business Combinations” was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used or all business combinations initiated after June 30, 2001. The Company was required to implement SFAS No. 141 on January 1, 2002. Management expects that the adoption of this statement will have no effect on the Company’s consolidated financial position, cash flows or results of operations.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets”, was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002. Management has reviewed SFAS No. 142 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

In June 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Management has reviewed SFAS No. 143 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has reviewed SFAS No. 144 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2001, the following table sets forth (i) the names and ages of our directors and executive officers of Transmeridian, (ii) the principal offices and positions with Transmeridian held by each person and (iii) the date such person became a director or executive officer. The executive officers are elected annually by the board of directors. Executive officers serve terms of one year or until their death, resignation or removal by the board of directors. The present term of office of each director will expire at the next annual meeting of stockholders. Each executive officer will hold office until his successor duly is elected and qualified, until his resignation or until he is removed in the manner provided by our bylaws.

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

The following represents a summary of the business history of each of the named individuals for the last five years:

Lorrie T. Olivier

Mr. Olivier is President, Chief Executive Officer and current acting Chairman of the Board. From February 1, 1991 to March 30, 2000, Mr. Olivier was employed by American International petroleum Corporation as a Vice President of Operation and President of American International Petroleum Kazakhstan (AIPK), American Eurasia Petroleum, and American International Petroleum Holdings. He was the lead manager in developing the company’s interest in the Caspian Sea region with the acquisition of a several large properties, the last three years focused on Kazakhstan as well as developing experience and business contacts in Russia and other CIS countries. In 1988 Mr. Olivier established his own international business consulting firm specializing in South American petroleum ventures, after 15 years working in domestic and international petroleum operations with initially Shell Oil USA and Pecten, then with Occidental Petroleum Corporation.

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

Peter L. Holstein

Mr. Holstein is a Director. From April 1, 1994 to December 1, 1999 he served as a Director and Chairman of the Board for Tracer Petroleum International Director Atlantic Caspian Resources Plc. (January- February 1999), Chairman and Director of Odyssey Petroleum Corporation (1997), and President Arakis Energy International (1996). He has been actively engaged in seeking out and reviewing oil industry opportunities in the Former Soviet Union since 1995. These have included those in Russia, the Ukraine, Kyrgestan, Romania, Azerbijan and participating in a joint venture in Turkmenistan, as well as the company’s current project in Kazakhstan.

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

	Annual Compensation					Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year (b)	Salary ($)(c)	Bonuses ($)(d)	Other Annual Compensation ($)(e)	Restricted Stock Award(s) ($)(f)	Securities Underlying Options/SARs ($)(g)	LTIP Payouts ($)(h)	All other Compensation ($)(i)
P. L. Holstein Chairman	2001	105,000	0	0	0	0	0	0

L. T. Olivier President CEO	2001	200,000	0	0	0	0	0	0

Bruce Falkenstein V.P.	2001	110,000	0	0	0	0	0	0

Jim W. Tucker V.P.	2001	94,444	0	0	0	0	0	0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of Transmeridian as of December 31, 2001, with respect to each person known by us to own beneficially more than 5% of Tran meridian’s outstanding common stock, each director of Transmeridian and all directors and officers of Transmeridian as a group.

NAME OF BENEFICIAL OWNERS	NUMBER OF SHARES OWNED	PERCENTAGE OF CURRENT ISSUED AND OUTSTANDING

Lorrie T. Olivier	7,800,000	14%

JMJC Investments, Inc. (1)	8,300,000	15%

Colamar Ltd. (2)	800,000	1%

Peter L. Holstein	1,110,000	2%

Sovereign Trust (3)	10,000,000	18%

Roger W. Brittain	150,000	0%

Angus Simpson	50,000	0%

Philip J. McCauley	50,000	0%

Zen Trust (4)	500,000	1%

Remaining Officers	2,667,500	5%

All Officers and Directors as a
group (7 persons)	31,427,500	56%

(1)	Beneficial owner of JMJC Investments Inc. are the children of Mr. Lorrie T. Olivier, who is the President of the Company.

(2)	Beneficial owner of Colamer Ltd. is Lorrie T. Olivier

(3)	Beneficial owner of the Sovereign Trust is the Holstein family, Mr. Peter Holstein is the settler of the Trust.

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

Dated: May 15, 2002 25

Consolidated Financial Statements and Report of

Independent Certified Public Accountants

Transmeridian Exploration Incorporated and Subsidiaries

December 31, 2001 and 2000

Report of Independent Certified Public Accountants

Board of Directors
Transmeridian Exploration Incorporated and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Transmeridian Exploration Incorporated and Subsidiaries (a development stage company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

F-1

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,112,890 and $810,548 during the years ended December 31, 2001 and 2000, and, as of that date, the Company’s current liabilities exceeded its current assets by $2,098,281 and $1,052,234. These factors, among others, including the Company’s ability to develop the proven reserves, as discussed in Note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Houston, Texas
May 7, 2002

F-2

Transmeridian Exploration Incorporated and Subsidiaries (A Development Stage Company) CONSOLIDATED BALANCE SHEETS December 31,

ASSETS	2001	2000
Cash	$ 107,276	$ 512,115
Receivables	270,112	—
Prepaid expenses	—	49,560

Current assets	377,388	561,675
Office equipment, net of accumulated
depreciation of $10,431 and $950	40,294	6,616
Oil and gas properties (successful efforts method of
accounting for oil and gas properties)	7,765,565	4,445,451
Drilling Rig	5,300,000
Debt financing costs	400,000	—

TOTAL ASSETS	$ 13,883,247	$ 5,013,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current maturities of long-term debt	$ 1,431,204	$ —
Unpaid amounts to a third party	—	1,385,842
Accounts payable and accrued liabilities	1,044,465	231,439

Total current liabilities	2,475,669	1,617,281
Long-term debt, net of current maturities	3,368,796	—
Redeemable common stock $.0006 par, 1,000,000 and -0- shares
issued and outstanding	2,000,000	—
STOCKHOLDERS’ EQUITY
Preferred stock $.0006 par, authorized 5,000,000 shares;
103,000 and 3,000 shares issued and outstanding	62	2
Common stock $.0006 par; authorized 200,000,000 shares;
55,747,029 and 57,797,000 shares issued and outstanding	33,448	34,678
Additional paid-in capital	9,051,981	4,172,329
Deficit accumulated during development stage	(3,046,709)	(810,548)

Total stockholders’ equity	6,038,782	3,396,461

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 13,883,247	$ 5,013,742

F-3

Transmeridian Exploration Incorporated and Subsidiaries (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		Cumulative total from inception to December 31,
	2001	2000	2001
Oil sales	$ 51,289	$ —	$ 51,289
Cost and expenses
Operating expenses	489,373	—	489,373
General and administrative expenses	1,486,161	187,140	1,673,301

Total operating expenses	1,975,534	187,140	2,162,674

Operating loss	(1,924,245)	(187,140)	(2,111,385)
Other income (expense)
Gain on sale of working interest	—	414,146	414,146
Start-up costs	—	(246,484)	(246,484)
Lease financing cost and interest expense	(188,645)	(791,070)	(979,715)

Total other income (expense)	(188,645)	(623,408)	(812,053)

NET (LOSS) INCOME	(2,112,890)	(810,548)	(2,923,438)
Preferred dividends	123,271	—	123,271

NET (LOSS) INCOME AVAILABLE TO
COMMON SHAREHOLDERS	$(2,236,161)	$ (810,548)	$(3,046,709)

Basic loss per share	$ (0.04)	$ (0.06)	$ (0.08)

Weighted average shares outstanding	59,621,255	14,453,691	37,037,473

The accompanying notes are an integral part of these statements. F-4

Transmeridian Exploration Incorporated and Subsidiaries (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the years ended December 31, 2000 and 2001

	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Retained deficit	Treasury stock	Total
Balance at January 1, 2000	—	$—	—	$ —	$ —	$ —	$ —	$ —

Issuance of founders shares	—	—	41,300,000	24,780	—	—	—	24,780

Issuance of stock to third parties for services	—	—	5,152,000	3,091	543,309	—	—	546,400

Conversion of debt to common stock	—	—	800,000	480	199,520	—	—	200,000

Conversion of debt to preferred stock	3,000	2	—	—	300,156	—	—	300,158

Stock issued in private placements	—	—	10,545,000	6,327	3,626,173	—	—	3,632,500

Expenses of private placements	—	—	—	—	(496,829)	—	—	(496,829)

Net loss	—	—	—	—	—	(810,548)	—	(810,548)

Balance at December 31, 2000	3,000	2	57,797,000	34,678	4,172,329	(810,548)	—	3,396,461

Stock issued in private placements	—	—	1,720,000	1,032	1,052,968	—	—	1,054,000

Preferred stock issued for working interest	100,000	60	—	—	1,499,940	—	—	1,500,000

Costs of private placements	—	—	—	—	(105,400)	—	—	(105,400)

Issuance of stock to third parties for services	—	—	126,429	76	153,424	—	—	153,500

Issuance of common stock	—	—	1,103,600	662	775,218	—	—	775,880

Stock offering costs	—	—	—	—	(89,467)	—	—	(89,467)

Purchase of treasury stock	—	—	—	—	—	—	(1,320)	(1,320)

Sale of treasury stock	—	—	—	—	1,540,000	—	1,320	1,541,320

Beneficial conversion preferred stock dividend	—	—	—	—	52,969	(52,969)	—	—

Dividends accrued on convertible preferred stock	—	—	—	—	—	(70,302)	—	(70,302)

Retirement of common stock	—	—	(5,000,000)	(3,000)	—	—	—	(3,000)

Net loss	—	—	—	—	—	(2,112,890)	—	(2,112,890)

Balance at December 31, 2001	103,000	$62	55,747,029	$ 33,448	$ 9,051,981	$(3,046,709)	$ —	$ 6,038,782

The accompanying notes are an integral part of this statement. F-5

Transmeridian Exploration Incorporated and Subsidiaries (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS For the year ended December 31,

	Year ended December 31,		Cumulative total from inception to December 31,
	2001	2000	2001
Cash flows from operating activities
Net loss	$(2,112,890)	$ (810,548)	$(2,923,438)
Adjustments to reconcile net loss
to net cash used in operating activities
Gain on sale of working interest	—	(414,146)	(414,146)
Stock issued for services	153,500	546,400	699,900
Depreciation and amortization	9,481	950	10,431
Increase in receivables	(270,112)	—	(270,112)
Increase in prepaid expenses	—	(49,560)	(49,560)
Increase in accounts payable and accrued liabilities	289,755	231,439	521,194

Net cash used in operating activities	(1,930,266)	(495,465)	(2,425,731)
Cash flows from investing activities
Proceeds from sale of working interest	—	614,146	614,146
Purchase of office property and equipment	(43,159)	(7,566)	(50,725)
Purchase of oil and gas properties	(1,770,554)	(3,645,451)	(2,416,005)

Net cash used in investing activities	(1,813,713)	(3,038,871)	(1,852,584)
Cash flows from financing activities
Proceeds from long-term debt and notes payable	1,710,103	386,000	1,096,103
Payments on notes payable	(210,103)	—	(210,103)
Purchase of treasury stock	(1,320)	—	(1,320)
Proceeds from sale of treasury stock	1,541,320	—	1,541,320
Retirement of common stock	(3,000)	—	(3,000)
Proceeds from sale of stock, net of offering expenses	1,687,982	3,160,451	4,848,433
Payments of amounts due to third parties	(1,385,842)	(2,500,000)	(2,885,842)

Net cash provided by financing activities	3,339,140	1,046,451	4,385,591

(Decrease) increase in cash and cash equivalents	(404,839)	512,115	107,276
Cash and cash equivalents at beginning of period	512,115	—	—

Cash and cash equivalents at end of period	$ 107,276	$ 512,115	$ 107,276

The accompanying notes are an integral part of these statements. F-6

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Transmeridian Exploration Incorporated (the Company) acquired 100% of the shares of Open Joint Stock Company Caspi Neft TME, which has as its primary asset the license and related contract for the exploration and development of an oil and gas lease known as Yuzhny (South) Alibek Field (the License). During 2000, Open Joint Stock Company Caspi Neft TME was formed solely the for purpose of the acquisition of the License. This transaction is hereafter referred to as “the Share Purchase Agreement”. The Company plans to begin development of the property shortly after the completion of future private-placement or public offerings.

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

1. Principles of Consolidation

The consolidated financial statements include the accounts of Transmeridian Exploration Incorporated and its subsidiaries, Transmeridian Exploration Inc. (British Virgin Islands), Transmeridian (Kazakhstan) Incorporated (British Virgin Islands), and Open Joint Stock Company Caspi Neft TME (“Caspi Neft TME”) (Kazakhstan), all wholly-owned. In consolidation, all significant intercompany transactions have been eliminated.

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

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

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

Diluted loss per share is not presented because the exercise of warrants and the effect of the conversion of the Company’s Preferred Stock into shares of the Company’s common stock are antidilutive.

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

12. Foreign Exchange Transactions

The Company’s functional currency is the U.S. dollar, thus the financial statements of the Company’s foreign subsidiaries are measured using the U.S. dollar. Accordingly, transaction gains and losses for foreign subsidiaries are recognized in consolidated operations in the year of occurrence.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

NOTE B — GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses totaling $2,923,438 and has incurred a significant amount of debt in the start-up phase of the Company. Additionally, to fully develop the area covered by the License, the Company needs substantial additional funding. Finally, the Company must also obtain a commercial production contract with the government of Kazakhstan. The Company is legally entitled to receive this commercial production contract and has an exclusive right to negotiate this contract and the government of Kazakhstan is obligated to conduct these negotiations under the Law of Petroleum. If no terms can be negotiated, the Company has a right to produce and sell oil, including export oil, under the Law of Petroleum for the term of its existing contract to the end of 2005.

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

Development of South Alibek’s proven reserves - South Alibek has approximately 11.5 and 5.7 million barrels of net estimated proven undeveloped and developed nonproducing oil reserves, respectively. Based on its expected production capabilities from the expenditures that will be made as a result of equity and debt financing, the Company believes that it could generate adequate cash flow. Additional funding requirements may also be necessary before the Company is able to rely solely on the production from the South Alibek Field for the cash flow of the Company.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

NOTE C — OIL AND GAS PROPERTIES

The Company’s oil and gas properties primarily include the value of the License and other capitalizable costs under the successful efforts method of accounting.

Oil and gas properties are made up of the following at December 31:

	2001	2000
Leasehold costs	$5,597,850	$3,944,827
Intangible development costs	1,600,596	396,727
Production facilities	499,619	103,898
Wellhead equipment	67,500	—

	$7,765,565	$4,445,452

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

NOTE D — DRILLING RIG

In December 2001, the Company purchased a drilling rig for $5,300,000. In exchange for the rig, the Company signed a $3,300,000 note payable due in 24 months at 10% interest, and issued 1,000,000 shares of common stock to the seller. The Company agreed to redeem 500,000 shares at $2.00 per share after a nine month holding period and to redeem the other 500,000 shares at $2.00 per share after a holding period of twelve months. The seller’s right to redeem each group of shares expires 10 days after the end of each holding period.

NOTE E — UNPAID AMOUNTS TO THIRD PARTIES

The Company owed a third party the final installment of the Share Purchase Agreement in the amount of $1,385,842, which was paid in 2001.

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

NOTE F — LONG-TERM DEBT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

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

The conversion feature of the preferred stock represents a “beneficial conversion feature” as addressed in EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. Under EITF 98-5, a portion of the proceeds received from the preferred stock is allocable to the conversion feature contained herein. The value assigned to the conversion feature is determined as the difference between the market price of the Company’s common stock and the conversion price multiplied times the number of shares to be received upon conversion. The discount assigned to the conversion feature is recorded as additional paid-in capital and to accumulated deficit when the stock becomes publicly tradable. In the fourth quarter of 2001, the Company recorded a discount of $52,969.

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

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

NOTE G — STOCK FOR SERVICES RENDERED

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

NOTE H — CONVEYANCE OF WORKING INTERESTS

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

In April 2001, the Company re-acquired the 4.5% working interest from the third party. The Company issued 100,000 shares of convertible preferred stock, with no mandatory dividends (convertible to 1,500,000 shares of the Company’s common stock), 1,000,000 warrants for the purchase of common stock at $1.00 per share and forgave approximately $50,000 of joint interest billings as consideration for the working interest.

NOTE I — INCOME TAXES

At December 31, 2001 and 2000 the components of the Company’s deferred tax assets and liabilities are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$ 990,000	$ 274,000
Valuation allowance	(990,000)	(274,000)

Deferred tax assets	$ —	$ —

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

Transmeridian Exploration Incorporated and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

NOTE J — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

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

NOTE K- NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, SFAS No. 141, Business Combinations was approved by the Financial Accounting Standards Board. (“FASB”) SFAS No. 141 requires that the purchase method of accounting be used or all business combinations initiated after June 30, 2001. The Company was required to implement SFAS No. 141 on January 1, 2002. Management has reviewed SFAS No. 141 and determined that the adoption of this statement will have no effect on the Company’s consolidated financial position, cash flows or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED December 31, 2001 and 2000

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

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Leasehold Interests of
Transmeridian Exploration, Inc.
As of December 31, 2001

	Proved
	Developed Non-Producing	Undeveloped	Total Proved
Net Remaining Reserves
Oil/Condensate - Barrels	5,808,683	11,836,735	17,645,418
Gas - MMCF	1,144	2,331	3,475

Income Data
Future Gross Revenue	$89,308,496	$181,989,793	$271,298,289
Deductions	13,726,691	24,161,877	37,888,568

Future Net Income (FNI)	$75,581,805	$157,827,916	$233,409,721

Discounted FNI @ 10%	$32,953,417	$ 95,964,065	$128,917,482

Liquid hydrocarbons are expressed in standard 42 gallon barrels. All gas volumes are sales gas expressed in millions of cubic feet (MMCF) at the official temperature and pressure base of the area in which the gas reserves are located.

2

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

Discounted Future Net Income As of December 31, 2001
Discount Rate Percent	Total Proved
8	$142,374,028
12	$117,607,233
15	$103,712,251
20	$ 86,301,191

     The results shown above are presented for your information and should not be construed as our estimate of fair market value.

Reserves Included in This Report

     The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission’s Regulation S-X Part 210.4-10 (a) as clarified by subsequent Commission Staff Accounting Bulletins. The definition of proved reserves are included under the tab “Reserve Definitions” in this report.

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

     The various reserve status categories are defined under the tab “Reserve Definitions” in this report. The developed non-producing reserves included herein are comprised of the shut in category.

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

3

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

     Development costs were furnished to us by Transmeridian and are based on authorizations for expenditure for the proposed work or actual costs for similar projects. At the request of Transmeridian, their estimate of zero abandonment costs after salvage value for onshore properties was used in this report. We have not performed a detailed study of the abandonment costs or the salvage value and makes no warranty for Transmeridian’s estimate.

     Current costs were held constant throughout the life of the properties.

4

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

LBB/plk 5