Form 10QSB
period 2002-03-31
TRANSMERIDIAN EXPLORATION INC
filed 2002-05-21
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended: March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 333-60960 TRANSMERIDIAN EXPLORATION, INC. (Exact name of registrant as specified in its charter)

Delaware	76-0644935
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

397 N. Sam Houston Pkwy. E., Suite 300
Houston, Texas 77060

(Address of principal executive offices, including zip code)

(281) 999-9091
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class on which Registered

OTC
Common Stock, $.0006 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 1, 2002, there were 57,247,000 shares of Common Stock outstanding.

TRANSMERIDIAN EXPLORATION INC.

TABLE OF CONTENTS

2

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words anticipate, believe, estimate, expect, project and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the Company’s anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential write downs or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see Risk Factors Affecting Our Business in Items 1 and 2. Business and Properties and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed under the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, references to Transmeridian Exploration or the Company refers to Transmeridian Exploration Incorporated and its subsidiaries on a consolidated basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Transmeridian Exploration Incorporated and Subsidiaries (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2001	December 31, 2000
ASSETS	(unaudited)
Cash	$ 1,134,989	$ 107,276
Receivables	813,679	270,112
Prepaid expenses	1,108,000	—

Current assets	3,056,668	377,388

Office equipment, net of accumulated depreciation of $14,705
and $10,431	87,412	40,294
Oil and gas properties, net of accumulated depreciation of
$220,833 and $0 (successful efforts method of accounting for oil
and gas properties)	7,388,823	7,765,565
Drilling Rig	5,300,000	5,300,000
Debt financing costs	400,000	400,000

Total assets	$ 16,232,903	$ 13,883,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current maturities of long-term debt	2,200,000	1,431,204
Unpaid amounts to a third party	158,155	—
Accounts payable and accrued liabilities	104,423	1,044,465
Unearned revenue	1,108,000	—

Total current liabilities	3,570,578	2,475,669

Long-term debt, net of current maturities	5,456,539	3,368,796

Redeemable common stock $.0006 par, 1,000,000 and -0- shares
issued and outstanding	2,000,000	2,000,000

STOCKHOLDERS’ EQUITY

Preferred stock $.0006 par, authorized 5,000,000 shares; 103,000
and 3,000 shares issued and outstanding	2	62
Common stock $.0006 par; authorized 200,000,000 shares;
57,247,000 shares issued and outstanding	34,348	33,448
Additional paid-in capital	9,051,341	9,051,981
Deficit accumulated during development stage	(3,879,905)	(3,046,709)

Total stockholders’ equity	5,205,786	6,038,782

Total liabilities and stockholders’ equity	16,232,903	13,883,247

The accompanying notes are an integral part of these statements. 4

Transmeridian Exploration Incorporated and Subsidiaries (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	Three months ended March 31,		Year ended December 31,		Cumulative total from inception to March 31,
	2002	2001	2001	2000	2002
	(unaudited)	(unaudited)			(unaudited)
Revenues

Oil sales	$ 3,582	$ —	$ 51,289	$ —	$ 54,871

Cost and expenses

Operating expenses	392,569	—	489,373	—	$ 881,942
General and administrative expense	444,209	288,209	1,486,161	187,140	1,930,370

Total operating expense	836,778	288,209	1,975,534	187,140	2,812,312

Operating loss	($833,196)	($288,209)	($1,924,245)	($187,140)	($2,757,441)

Other income (expense)

Gain on sale of working interest	—	—	—	414,146	$ 0
Start-up costs	—	—	—	(246,484)	$ 0
Lease financing cost and interest expense	—	—	(188,645)	(791,070)	(188,645)

Total other income (expense)	—	—	(188,645)	(623,408)	(188,645)

NET (LOSS) INCOME	($833,196)	($288,209)	($2,112,890)	($810,548)	($2,946,086)

Preferred dividends	—	—	123,271	—	123,271

NET (LOSS) INCOME AVAILABLE TO

COMMON SHAREHOLDERS	($833,196)	($288,209)	($2,236,161)	($810,548)	($3,069,357)

Basic loss per share	(0.01)	(0.02)	(0.04)	(0.06)	(0.05)

Weighted average shares outstanding	56,047,086	14,453,691	59,621,255	14,453,691	57,834,171

The accompanying notes are an integral part of these statements. 5

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2002 and
for the years ended December 31, 2000 and 2001

	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Retained deficit	Treasury stock	Total
Balance at January 1, 2000	$ —	$ —	—	$ —	$ —	$ —	$ —	$ —

Issuance of founders shares	—	—	41,300,000	24,780	—	—	—	24,780

Issuance of stock to third parties for services	—	—	5,152,000	3,091	543,309	—	—	546,400

Conversion of debt to common stock	—	—	800,000	480	199,520	—	—	200,000

Conversion of debt to preferred stock	3,000	2	—	—	300,156	—	—	300,158

Stock issued in private placements	—	—	10,545,000	6,327	3,626,173	—	—	3,632,500

Expenses of private placements	—	—	—	—	(496,829)	—	—	(496,829)

Net loss	—	—	—	—	—	(810,548)	—	(810,548)

Balance at December 31, 2000	3,000	$ 2	$57,797,000	$ 34,678	$ 4,172,329	$ (810,548)	$ —	$ 3,396,461

Stock issued in private placements	—	—	1,720,000	1,032	1,052,968	—	—	1,054,000

Preferred stock issued for working interest	100,000	60	—	—	1,499,940	—	—	1,500,000

Costs of private placements	—	—	—	—	(105,400)	—	—	(105,400)

Issuance of stock to third parties for services	—	—	126,429	76	153,424	—	—	153,500

Issuance of common stock	—	—	1,103,600	662	775,218	—	—	775,880

Stock offering costs	—	—	—	—	(89,467)	—	—	(89,467)

Purchase of treasury stock	—	—	—	—	—	—	(1,320)	(1,320)

Sale of treasury stock	—	—	—	—	1,540,000	—	1,320	1,541,320

Beneficial conversion preferred stock dividend	—	—	—	—	52,969	(52,969)	—	—

Dividends accrued on convertible preferred stock	—	—	—	—	—	(70,302)	—	(70,302)

Retirement of common stock	—	—	(5,000,000)	(3,000)	—	—	—	(3,000)

Net loss	—	—	—	—	—	(2,112,890)	—	(2,112,890)

Balance at December 31, 2001	103,000	$ 62	55,747,029	$ 33,448	$ 9,051,981	$(3,046,709)	—	$ 6,038,782

Stock issued in private placements (unaudited)	—	—	—	—	—	—	—	—

Conversion of preferred stock (unaudited)	(100,000)	(60)	1,500,000	900	(840)	—	—	—

Preferred stock issued for working interest (unaudited)	—	—	—	—	—	—	—	—

Costs of private placements (unaudited)	—	—	—	—	—	—	—	—

Issuance of stock to third parties for services (unaudited)	—	—	—	—	—	—	—	—

Issuance of common stock (unaudited)	—	—	100	0	200	—	—	200

Stock offering costs (unaudited)	—	—	—	—	—	—	—	—

Purchase of treasury stock (unaudited)	—	—	—	—	—	—	—	—

Sale of treasury stock (unaudited)	—	—	—	—	—	—	—	—

Beneficial conversion preferred stock dividend (unaudited)	—	—	—	—	—	—	—	—

Dividends accrued on convertible preferred stock (unaudited)	—	—	—	—	—	—	—	—

Retirement of common stock (unaudited)	—	—	—	—	—	—	—	—

Net loss (unaudited)	—	—	—	—	—	(833,196)	—	(833,196)

Balance at March 31, 2001 (unaudited)	3,000	$ 2	57,247,127	$ 34,348	$ 9,051,341	$(3,879,905)	—	$ 5,205,786

The accompanying notes are an integral part of this statement. 6

Transmeridian Exploration Incorporated and Subsidiaries (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS For the year ended December 31,

	Three months ended March 31,		Year ended December 31,		Cumulative total from inception to March 31,
	2002	2001	2001	2000	2002
	(unaudited)	(unaudited)			(unaudited)
Cash flows from operating activities

Net loss	$ (833,196)	$(288,209)	$(2,112,890)	$(810,548)	$(2,946,086)

Adjustments to reconcile net loss to net cash used in operating activities					—
Gain on sale of working interest			—	(414,146)	—
Stock issued for services			153,500	546,400	153,500
Depreciation and amortization	225,107	1,724	9,481	950	234,588
Increase in receivables	(543,567)	—	(270,112)	—	(813,679)
Increase in prepaid expenses	(1,108,000)	—	—	(49,560)	(1,108,000)
Increase in unpaid amounts ot third party	158,155	—	—	1,385,842	158,155
Increase in accounts payable and accrued liabilities	(940,042)	(169,068)	289,755	231,439	(650,287)
Increase in unearned revenue	1,108,000		—	—	1,108,000

Net cash used in operating activities	(1,933,543)	(455,553)	(1,930,266)	890,377	(3,863,809)

Cash flows from investing activities
Proceeds from sale of working interest	—	—	—	614,146	—
Purchase of office property and equipment	(50,959)	(17,015)	(43,159)	(7,566)	(94,118)
Purchase of oil and gas properties	629,215	(200,540)	(1,770,554)	(4,531,293)	(1,141,339)

Net cash used in investing activities	578,256	(217,555)	(1,813,713)	(3,924,713)	(1,235,457)

Cash flows from financing activities
Proceeds from long-term debt and notes payable	3,883,000	—	710,103	386,000	4,593,103
Payments on notes payable	(1,500,000)	—	(210,103)	—	(1,710,103)
Purchase of treasury stock	—	—	(1,320)	—	(1,320)
Proceeds from sale of treasury stock	—	—	1,541,320	—	1,541,320
Retirement of common stock	—	—	(3,000)	—	(3,000)
Proceeds from sale of stock, net of offering expenses	—	948,600	1,687,982	3,160,451	1,687,982
Payments of amounts due to third parties			(385,842)	—	(385,842)

Net cash provided by financing activities	2,383,000	948,600	3,339,140	3,546,451	5,722,140

(Decrease) increase in cash and cash	$ 1,027,713	$ 275,492	$ (404,839)	$ 512,115	$ 622,874
equivalents
Cash and cash equivalents at beginning of period	107,276	512,115	512,115	—	619,391

Cash and cash equivalents at end of period	$ 1,134,989	$ 787,607	$ 107,276	$ 512,115	$ 1,242,265

The accompanying notes are an integral part of these statements 7

TRANSMERIDIAN EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Transmeridian Exploration Inc. is an independent oil company engaged in the exploration, development, exploitation and acquisition of foreign natural gas and oil properties. The Company’s operations are currently focused onshore in The Republic of Kazakhstan.

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

Interim Financial Statements

The balance sheet of the Company at March 31, 2002 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2001 is derived from the December 31, 2001 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report included in the 10KSB/A.

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

In June 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. Management has adopted SFAS No. 143 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has adcopted SFAS No. 144 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

TRANSMERIDIAN EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(UNAUDITED)

NOTE 2 — LONG-TERM DEBT AND NOTES

Credit Facility

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

The company has executed a Share Purchase Agreement which includes a two year option with Kazstroiproyekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which provides, if they elect and comply with other financial conditions, for the sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. KSP arranged the $20 million loan through Turan Alem Bank of Kazakhstan. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue, KSP will be responsible for the payment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. The portion of the loan not cancelled by the contribution of KSP will be treated as a corporate cost of OJSC Caspi Neft TME to be retired from proceeds of operations or further financing. If KSP determines after 24 months, that it will not continue in the project it will relinquish all claims and rights to the 50% interest in Caspi Neft TME and Caspi Neft TME will be solely responsible for the entire loan, having an additional 12 months to cancel the debt. The partnership is governed by a joint shareholders agreement which was based on a typical international joint operating agreement. TMEI will provide for all the engineering and general directorship of the company for at least the first 3 years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Results from Operations

Oil and gas revenues for the three ended March 31, 2002 were $-0-, compared to $-0- reported as the oil and gas revenues for the three months ended March 31, 2001. There has been no production since the second quarter of 2001, which is primarily attributed to the shut down of Well No. 29 due to the work over in progress. Lease operating expense increased from $-0- for the three months ended March 31, 2001 to $392,569, for the three months ended March 31, 2002, an increase of $392,569. The increase is primarily due to the start up of test production activity. General and administrative costs increased from $288,209 for the three months ended March 31, 2001 to $745,214 for the three months ended March 31, 2002. The increase of $457,005 primarily consists of an increase in payroll and office overhead expenses.

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

     An administrative office in Almaty, Kazakhstan was staffed in June 2000 and the physical possession of the field was transferred to Caspi Neft TME in July, 2000 by the Kazakhstan authorities. All Kazakhstan operations and administration are coordinated through this representation office in the country’s commercial center. The Almaty office, with a staff of 34, handles all federal government liaisons and contacts as well as serving as our head office in the country. A branch operating office was established in the town of Aktobe, which is the nearest industrial area to the field. This office, with a staff of 8 is to maintain a liaison with the local governmental regulatory agencies and the respective state governor’s office, as well as handling the implementation of all operations of South Alibek Field with the help of the field office, staffed by 6 employees and contractors.

     This work will be followed this year, with the initiation of the drilling program with the drilling of two new delineation wells and further improvement of the production facilities and infrastructure

B. LIQUIDITY AND CAPITAL RESOURCES

Bank Financing

The company has executed a Share Purchase Agreement which includes a two year option with Kazstroiproyekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which provides, if they elect and comply with other financial conditions, for the sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue KSP will be responsible for the payment of $15 million of the initial loan plus accrued interest and make available up to $30 million in additional development financing at commercial rates. If KSP determines that it will not continue in the project it will surrender all rights to its 50% interest in Caspi Neft TME and Caspi Neft will be solely responsible for the existing loan. The partnership is governed by a joint shareholders agreement with provisions similar to an international joint operating agreement. The parties agreed to have Transmeridian personnel as the general director of the company for at least the first 3 years.

An interim bridge loan for $1.5 million was issued in December 2001, and the Company paid off the $1 million Alpha note on December 1, 2001. A final credit agreement for the principal loan of $20 million was completed on February 26, 2002, and the bridge loan was cancelled with the funds from the general .

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

Commencement of Initial Drilling Activities

The investment program for the next three years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $40,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report from the Ryder Scott. The successful delineation of the existing field could prove up total reserves up to 350-450 million barrels. The first three-well program will be initiated with the drilling of the first well in the 3rd Quarter 2002. Two additional wells will immediately follow with the second completed in the 4th quarter and the third well completed in the 1st quarter of 2003. The total cost of drilling and testing is estimated at $9,600,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at an estimated cost of about $2,000,000. We estimate that each well should cost about $3million dollars to drill and complete and about $400,000 to test and evaluate. Each well should produce test crude which should generate about $0.4 million per month in gross revenue under the existing railroad sales program which would provide about $10-$11 per barrel net-back to the wellhead to cover operating and testing costs. This program will be initiated by the funds from the bank financing but the majority of the development capital will come from the excess internally generated cash flow from our drilling program and or advance crude sales based on these production levels. Each commercial well drilled will add to this revenue base. We currently estimate that 44 completed wells will be required in the first phase of the field development program.

All operational costs and capital expenditures are being provided by the $20 million credit facility executed with Turan Alem Bank. Revenues from test production should not exceed $2.5 million from the 2002 drilling program due to the late start of the program. All excess funds generated from operations will be allocated to the retirement of the debt obligations with Turan Alem Bank.

To facilitate a continuous drilling delineation and development program, the company purchased a 2000 horse power -National 1320UE drilling rig from Seaboard Equipment Company, Inc. The rig was constructed in the middle 80‘s and totally remanufactured in 1998. The rig has been certified and modified to meet the operating conditions of the western steppe region of Kazakhstan.

Two delineation wells to test the northward extension of the field from the existing well No. 29 will be completed this year. The first well (SA-1) will be located about 900 meters north of well #29 and the second well (SA-2) will be about 2,100 meters north of well SA-1, The field extension is estimated at about 6 kilometers long with the three wells delineating about 2/3 of the field length. Test production from each of these wells are estimated at about 2,000 barrels of oil per day on natural flow with a potential of increased rates with the use of artificial lift equipment.

We expect to utilize the $20,000,000 loan facility and the proceeds from test production to fund the start-up of the initial development drilling program which would include the installation of testing and processing facilities to handle up to 30,000 barrels of oil per day. After the drilling and completion of seven successful wells, excess internally generated funds from the field, based on current estimates of the production from each new well, should provide the additional funds needed to complete the 10 well program and to construct a crude oil sales trunk-line to connect the field to a oil terminal railroad distribution center located about 35 miles from the field. We currently have a budget designed for the construction of the pipeline to start in the Forth Quarter of 2002 at a cost of about $2,000,000. In addition, the government has announced plans to construct a pipeline with a 300,000 barrel per day capacity from the Kenkiyak field to the Atyural pipeline network which will connect the fields in our area to export pipelines, sea-terminals, and regional refineries. The line is scheduled for completion in late 2003 but there is no guarantee that the line will be functional within this time frame.

The drilling of these first two wells will be critical in adding additional proven reverses to our existing reserve base. If successful, the wells could support the addition of 100 to 200 million barrels to the proved reserves of the South Alibek field. These additional reserves are contingent on the success of these and other wells using many assumptions based on the currently available information but which cannot be known with any assurance and contain within directly and indirectly many of the risks associated with oil and gas exploration and field development.

Improvement of Production Facilities

Production facilities for this level of production have been designed and the necessary equipment has been identified for immediate purchase. All tankage and piping and civil-construction should be provided by local construction firms which specialize in installing petroleum processing facilities.

We estimate that approximately $4 million will be required for the installation of permanent production facilities to process test production of 5,000 BOPD and treating and processing of up to 30,000 BOPD. The terminal facilities at the Emba Trans facility must be upgraded from its current storage capacity of about 19,000 barrels to about 50,000 barrels. This cost is estimated at about $1.2 million and will be funded directly by the owners of Emba Trans Ltd. in which TMEI has a 25% interest and an option to purchase an additional 25% equity interest.

The gas produced in association with the oil production will be separated, treated and utilized in providing fuel for operations with the balance being flared during the testing phase and then re-injected for disposal, until sales to local markets can be arranged.

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

The company has executed a Contract with Kanbuilt Inc. of Calgary, Canada for the construction and installation of testing and early production and treating facilities for its South Alibek Field. The contract of about $2.5 million will allow the testing of up to 5,000 barrels per day and when Phase I of the project is completed in the third quarter this year the company will have the capability of treating and processing up to 30,000 barrels of oil per day. The facilities are being designed to handle the weather extremes which are typical for the area of operations.

The company is also contracting local Kazakhstan engineering firms for storage facilities and civil works required for the installation and operation of the test and early production facilities. The total capital cost for Phase I of the construction project is estimated at $3.2 million which will be funded from the company’s $20MM credit facility with Turan Alem Bank.

Growth Strategy

Our Growth Strategy is dependent on the success of the South Alibek field. The company expects to utilize the cash from these operations to generate the capital to continue with its business plan of low cost green-field acquit ions in the region. The bank financing provide by the credit facility with the Turan Alem Bank alleviates any need to raise funds for the further drilling and development program for the South Alibek field. Additional equity funding could facilitate the purchase of new fields to add to our assets in the region of South Alibek. At the present time we do not have any other firm offers or commitments for any financing other than our bank loan.

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

ITEM I. LEGAL PROCEEDINGS

We are not party to any pending or threatened legal proceeding nor are any of our properties subject to a pending or threatened legal proceeding.

Transmeridian Exploration, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.
(Registrant)

Date 5-17-02	/s/ Lorrie T. Olivier Lorrie T. Olivier President

Date 5-17-02	/s/ Jim W. Tucker Jim W. Tucker Vice President, Finance

THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM DECEMBER 31, 2001 FORM 10KSB/A FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

End of Filing