Form 10QSB
period 2002-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2002-08-22
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the quarterly period ended: June 30, 2002

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


Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 21, 2002, there were 59,647,129 shares of Common Stock outstanding.


                         TRANSMERIDIAN EXPLORATION INC.

                                TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                ----

FACTORS AFFECTING FORWARD LOOKING STATEMENTS .....................................................................3

PART I.     FINANCIAL INFORMATION

Item 1...         Consolidated Financial Statements (unaudited)

                  Consolidated Balance Sheets - June 30, 2002 and December 31, 2001...............................4

                  Consolidated Statements of Operations - June 30, 2002 and
Years ended December 31, 2001 and 20025

                  Consolidated Statement Of Shareholders' Equity..................................................6

                  Consolidated Statements of Cash Flows - June 30, 2002 and Years ended December 31, 2001 and 2000........................................................................................7

                  Notes to Consolidated Financial Statements......................................................8

Item 2.  .........Management's Discussion and Analysis of Financial Condition and
                  Results of Operations .........................................................................11


SIGNATURES ......................................................................................................16

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words anticipate, believe, estimate, expect, project and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption
Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the Company's anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential write downs or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see Risk Factors Affecting Our Business in Items 1 and 2. Business and Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K filed under the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, references to Transmeridian Exploration or the Company refers to Transmeridian Exploration Incorporated and its subsidiaries on a consolidated basis.



                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

             Transmeridian Exploration Incorporated and Subsidiaries
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                                    June 30,                   December 31,
                              ASSETS                                                 2002                          2001
                                                                                   -----------                  -----------
                                                                                   (unaudited)

Cash                                                                                 $ 68,507                    $ 107,276
Receivables                                                                           828,384                      270,112
Prepaid expenses                                                                      738,000                            -
                                                                    --------------------------    -------------------------

     Current assets                                                                 1,634,891                      377,388

Office equipment                                                                       56,407                       22,159
Technology equipment                                                                   54,524                       20,244
Automobiles                                                                           122,677                        8,321
Oil and gas properties, (successful efforts
 method of accounting for oil and gas properties                                   11,606,502                    7,765,565
Drilling Rig                                                                        5,495,804                    5,300,000
Emba JV Share                                                                       1,662,145                            -
Accumulated depreciation                                                             (147,565)                     (10,430)
Debt financing costs                                                                  400,000                      400,000
                                                                    --------------------------    -------------------------

     Total assets                                                                $ 20,885,385                 $ 13,883,247
                                                                    ==========================    =========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current maturities of long-term debt                                              $ 2,277,500                  $ 1,431,204
Unpaid amounts to a third party                                                       374,349                            -
Accounts payable and accrued liabilities                                              813,675                    1,044,465
Unearned revenue                                                                      425,400                            -
                                                                    --------------------------    -------------------------
     Total current liabilities                                                      3,890,924                    2,475,669

Long-term debt, net of current maturities                                           8,458,743                    3,368,796

Redeemable common stock $.0006 par, 1,000,000
 and -0- shares issued and outstanding                                              2,000,000                    2,000,000
                                                                    --------------------------    -------------------------
Total long-term liabilities                                                        10,458,743                    5,368,796

STOCKHOLDERS' EQUITY

Preferred stock $.0006 par, authorized 5,000,000
 shares; 103,000 and 3,000 shares issued and outstanding                                    2                           62

Common stock $.0006 par; authorized 200,000,000 shares;
 59,647,129 and 57,247,029 shares issued and outstanding                               35,188                       33,448

Additional paid-in capital                                                         10,485,501                    9,051,981
Deficit accumulated during development stage                                       (3,984,973)                  (3,046,709)
                                                                    --------------------------    -------------------------

Total stockholders' equity                                                          6,535,718                    6,038,782
                                                                    --------------------------    -------------------------

Total liabilities and stockholders' equity                                       $ 20,885,385                 $ 13,883,247
                                                                    ==========================    =========================


The accompanying notes are an integral part of these statements.


             Transmeridian Exploration Incorporated and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                    Cumulative
                                                                                                                    total from
                                            Six months ended June 30,              Year ended December 31,          inception to
                                         -----------------------------           ---------------------------        June 30,
                                           2002                 2001               2001              2000           2002
                                         ---------           ---------           ---------         ---------        ---------
                                        (unaudited)         (unaudited)                                            (unaudited)
                                         ---------           ---------                                             -----------
Revenues
Oil sales                              $         -            $ 51,380            $ 51,289          $      -      $    51,289
Rig rental income                        1,380,700                   -                                            $ 1,380,700

Cost and expenses

Operating expenses                         371,257              68,704             489,373                 -          860,630
Transportation expenses                    770,297                   -                                                770,297
General and
 administrative expense                  1,162,490             493,075           1,486,161           187,140        2,835,791
                                        ----------            --------          ----------          --------       ---------

Total operating expense                  2,304,044             561,779           1,975,534           187,140        4,466,718
                                        ----------            --------          ----------          --------       ---------

Operating loss                            (923,344)           (510,399)         (1,924,245)         (187,140)      (3,034,729)

Other income (expense)
Interest                                     3,685                                                                      3,685
Gain on sale of working interest                                     -                   -           414,146          414,146
Start-up costs                                                       -                   -          (246,484)        (246,484)
Lease financing
 cost and interest expense                       -             (38,785)           (188,645)         (791,070)        (979,715)
                                         ---------            --------           ---------         ---------        ---------

Total other income (expense)                 3,685             (38,785)           (188,645)         (623,408)        (812,053)
                                         ---------            --------           ---------         ---------        ---------

NET (LOSS) INCOME                         (919,659)           (549,184)         (2,112,890)         (810,548)      (3,843,097)

Preferred dividends                         18,606              18,760             123,271                 -           18,606
                                         ---------             -------           ---------         ---------        ---------

NET (LOSS) INCOME AVAILABLE TO
COMMON SHAREHOLDERS                     $ (938,265)         $ (567,944)       $ (2,236,161)       $ (810,548)    $ (3,984,974)
                                        ==========          ==========        ============        ==========     ============

Basic loss per share                         (0.02)              (0.01)              (0.04)            (0.06)              (0)

Weighted average
 shares outstanding                     58,426,029          59,517,000          59,621,255        14,453,691       57,834,171
                                       ===========         ===========         ===========       ===========       ==========


The accompanying notes are an integral part of these statements.





             Transmeridian Exploration Incorporated and Subsidiaries
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the six months ended June 30, 2002 and
                 for the years ended December 31, 2000 and 2001
                                                                                  Additional
                                Preferred    Preferred      Common      Common     paid-in     Accumulated   Treasury
                                  shares        stock       shares       stock     capital     deficit       stock          Total
                                ----------   ---------  -----------  ----------  ------------ -----------   ----------- ------------
Balance at January 1, 2000              -      $    -            -      $    -       $     -       $    -       $    -     $      -

Issuance of founders shares             -           -   41,300,000      24,780             -            -            -       24,780
Issuance of stock to
 third parties for services             -           -    5,152,000       3,091       543,309            -            -      546,400
Conversion of
 debt to common stock                   -           -      800,000         480       199,520            -            -      200,000
Conversion of
 debt to preferred stock            3,000           2            -           -       300,156            -            -      300,158
Stock issued
 in private placements                  -           -   10,545,000       6,327     3,626,173            -            -    3,632,500
Expenses of
 private placements                     -           -            -           -      (496,829)           -            -     (496,829)
Net loss                                -           -            -           -             -     (810,548)           -     (810,548)
                                 --------     -------      -------        ----      --------    ---------      -------     ---------

Balance at
 December 31, 2000                  3,000      $    2   57,797,000    $ 34,678   $ 4,172,329   $ (810,548)         $ -   $3,396,461

Stock issued in
 private placements                     -           -    1,720,000       1,032     1,052,968            -            -    1,054,000
Preferred stock issued
 for working interest             100,000          60            -           -     1,499,940            -            -    1,500,000
Costs of
 private placements                     -           -            -           -      (105,400)           -            -     (105,400)
Issuance of
 stock to third
 parties for services                   -           -      126,429          76       153,424            -            -      153,500
Issuance of common stock                -           -    1,103,600         662       775,218            -            -      775,880
Stock offering costs                    -           -            -           -       (89,467)           -            -      (89,467)
Purchase of treasury stock              -           -            -           -             -            -       (1,320)      (1,320)
Sale of treasury stock                  -           -            -           -     1,540,000            -        1,320    1,541,320
Beneficial conversion
 preferred stock dividend               -           -            -           -        52,969      (52,969)           -            -
Dividends accrued
 on convertible
 preferred stock                        -           -            -           -             -      (70,302)           -      (70,302)
Retirement
 of common stock                        -           -   (5,000,000)     (3,000)            -            -            -       (3,000)
Net loss                                -           -            -           -             -   (2,112,890)           -   (2,112,890)
                                  -------     -------   ----------     -------      --------  -----------      -------   -----------

Balance at December 31, 2001      103,000        $ 62   55,747,029    $ 33,448   $ 9,051,981  $(3,046,709)           -   $6,038,782
                                  =======               ==========

Stock issued
 in private
 placements (unaudited)                 -           -
Conversion
 of preferred
 stock (unaudited)                (100,000)       (60)   1,500,000         900         (840)            -            -            -
Issuance of
 stock to third
 parties for services                   -           -            -           -             -            -            -            -
Preferred stock
 issued for working
 interest (unaudited)                   -           -            -           -             -                         -            -
Costs of private
 placements (unaudited)                 -           -            -           -             -                         -            -
Issuance of stock
 to third parties
 for services (unaudited)               -           -            -           -             -            -            -            -
Issuance of
 common stock (unaudited)               -           -      100,100          60        35,140                         -       35,200
Stock offering
 costs (unaudited)                      -           -            -           -             -            -            -            -
Purchase of treasury
 stock (unaudited)                      -           -            -           -             -            -            -            -
Sale of treasury
 stock (unaudited)                      -           -            -           -             -            -            -            -
Stock issued for
 properties (unaudited)                                  4,000,000       2,400     1,397,600            -            -    1,400,000
Beneficial conversion
 preferred stock
 dividend (unaudited)                   -           -            -           -             -                         -            -
Dividends accrued on
 convertible preferred
 stock (unaudited)                      -           -            -           -             -      (18,606)           -      (18,606)
Retirement of
 common stock (unaudited)               -           -   (2,700,000)     (1,620)        1,620            -            -            -
Net loss (unaudited)                    -           -            -           -             -     (919,659)           -     (919,659)
                                   ------      ------      -------     -------       -------    ---------       ------     ---------
Balance at June
 30, 2002 (unaudited)               3,000       $   2   58,647,129    $ 35,188  $ 10,485,501  $(3,984,974)           -   $6,535,717
                                   ======      ======   ==========    ========  ============  ===========       ======   ==========


The accompanying notes are an integral part of this statement.




             Transmeridian Exploration Incorporated and Subsidiaries
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the six months ended June 30, 2002 and
                         For the year ended December 31,

                                                                                                             Cumulative
                                                                                                             total from
                                                                                                             inception
                                                       Six months ended June 30,   Year ended December 31,   to June 30,
                                                       -------------------------   -----------------------   ----------
                                                          2002          2001         2001          2000        2002
                                                       ----------    -----------   ---------     --------    ----------
                                                       (unaudited)   (unaudited)                            (unaudited)
Cash flows from operating activities
Net loss                                                 $(919,659)  $(549,184)  $(2,112,890)   $(810,548) $(3,843,097)
Adjustments to reconcile net loss
 to net cash used in operating activities                                                                            -
Gain on sale of working interest                                 -           -             -     (414,146)    (414,146)
Stock issued for services                                        -           -       153,500      546,400      699,900
Depreciation and amortization                              137,134       3,364         9,481          950      147,565
Increase in receivables                                   (828,384)          -      (270,112)           -   (1,098,496)
Increase in prepaid expenses                              (738,000)    (16,699)            -      (49,560)    (787,560)
Increase in unpaid amounts ot third party                  374,349           -             -    1,385,842    1,760,191
(Decrease) Increase in
 accounts payable and accrued liabilities                 (160,488)    (49,549)      289,755      231,439      360,706
Increase in unearned revenue                               425,400           -             -            -      425,400
                                                          --------    --------     ---------      -------     --------
Net cash used in operating activities                   (1,709,648)   (612,068)   (1,930,266)     890,377   (2,749,537)

Cash flows from investing activities
Proceeds from sale of working interest                           -           -             -      614,146      614,146
Purchase of drilling rig equipment                        (195,804)          -             -            -     (195,804)
Purchase of office property and equipment                 (182,883)    (27,209)      (43,159)      (7,566)    (233,608)
Purchase of investment in subsidiary                      (278,079)          -             -            -    (278,079)
Purchase of oil and gas properties                      (3,840,937)   (593,206)   (1,770,554)  (4,531,293) (10,142,784)
                                                        -----------  ---------   -----------   ----------  -----------
Net cash used in investing activities                   (4,497,703)   (620,415)   (1,813,713)  (3,924,713) (10,236,129)

Cash flows from financing activities
Proceeds from long-term debt and notes payable           7,530,313     215,103       710,103      386,000    8,626,416
Payments on notes payable                               (1,294,989)          -      (210,103)           -   (1,505,092)
Payments on dividends                                      (70,302)          -             -            -      (70,302)
Purchase of treasury stock                                       -           -        (1,320)           -       (1,320)
Proceeds from sale of treasury stock                             -           -     1,541,320            -    1,541,320
Retirement of common stock                                       -           -        (3,000)           -       (3,000)
Proceeds from sale of stock, net of offering expenses        3,560     948,600     1,687,982    3,160,451    4,851,993
Payments of amounts due to third parties                         -    (385,842)     (385,842)           -     (385,842)
                                                        ----------   ---------     ---------    ---------   ----------
Net cash provided by financing activities                6,168,582     777,861     3,339,140    3,546,451   13,054,173
                                                        ---------    ---------    ----------    ---------   ----------

(Decrease) increase in cash and cash equivalents           (38,769)   (454,622)     (404,839)     512,115       68,507

Cash and cash equivalents at beginning of period           107,276     512,115       512,115            -      619,391
                                                          --------    --------      --------    ---------     --------

Cash and cash equivalents at end of period                $ 68,507    $ 57,493     $ 107,276    $ 512,115    $ 687,898
                                                          ========    ========     =========    =========    =========


                         TRANSMERIDIAN EXPLORATION INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

                                  Organization

Transmeridian Exploration Inc. is an independent oil company engaged in the exploration, development, exploitation and acquisition of foreign natural gas and oil properties. The Company's operations are currently being focused onshore in the Caspian Sea region of The Republic of Kazakhstan.

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

                          Interim Financial Statements

The balance sheet of the Company at June 30, 2002 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2001 is derived from the December 31, 2001 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report included in the 10KSB/A.

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

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has adopted SFAS No. 144 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

                         TRANSMERIDIAN EXPLORATION INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 -- LONG-TERM DEBT AND NOTES

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

The company has executed a Share Purchase Agreement which includes a two year option with Kazstroiproyekt Ltd (KSP), which provides, if they elect and comply with other financial conditions, for the sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. KSP arranged the $20 million loan through Turan Alem Bank of Kazakhstan. Within twenty-four months of this initial loan (by February 4, 2004), KSP must determine if it wants to continue with the project. If KSP determines that it will continue, KSP will be responsible for the payment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. The portion of the loan not cancelled by the contribution of KSP will be treated as a corporate cost of OJSC Caspi Neft TME to be retired from proceeds of operations or further financing. If KSP determines by February 4, 2004, that it will not continue in the project it will relinquish all claims and rights to the 50% interest in Caspi Neft TME and Caspi Neft TME will be solely responsible for the entire loan, having an additional 12 months to cancel the debt. The partnership is governed by a joint shareholders agreement which was based on a typical international joint operating agreement. TMEI will provide for all the engineering and general directorship of the company for at least the first 3 years.

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

April 26, 2002 Transmeridian Exploration, Inc. the company entered into an agreement with Emba Trans Ltd. for the purchase of a 25% interest in the Emba Trans crude oil rail terminal. The 25% interest was purchased in exchange for 4,000,000 shares of the company's restricted common stock. The terminal has an existing capacity of about 19,000 barrels but requires equipment upgrades to handle the anticipated capacity of 30,000 barrels per day. TMEI will provide engineering and operating personnel for the operation of the terminal that is expected to begin receiving crude from the company's South Alibek field in late August of this year. The terminal is about 40 miles by road from the South Alibek field. For the first year crude deliveries will be by tank truck until a crude pipeline can be installed to pipe crude from the field.

On June 27th, 2002 Colamer Ltd loaned the Company $ 50,000.00 at 17% for working capital. (See Related Parties note below.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Results from Operations

Oil and gas revenues for the six months ended June 30, 2002 were $-0-, compared to $51,380 reported as the oil and gas revenues for the six months ended June 30, 2001. There has been no production since the second quarter of 2001, which is primarily attributed to the suspension of Well No. 29 due to mechanical problems incurred during the recompletion attempt. Lease operating expense increased from $68,704 for the six months ended June 30, 2001 to $371,257 for the six months ended June 30, 2002, an increase of $302,553. The increase is primarily due to filed preparations to begin production operations related to the 2002 drilling program. General and administrative costs increased from $493,075 for the six months ended June 30, 2001 to $1,162,490 for the six months ended June 30, 2002. The increase of $669,415 primarily consists of an increase in interest expense and office overhead expenses due to the start up of the initial drilling and testing program. Transportation expenses increase from $-0-for the six months ended June 30, 2001 to $770,297 for the six months ended June 30, 2002. The increase of $770,297 was mobilization expense for transportation of the rig from Colombia to Kazakhstan.

         We are an independent energy company established to acquire and develop identified and underdeveloped hydrocarbon reserves in the region of the former Soviet Union known as the Confederation of Independent States (CIS) and more particularly the Caspian Sea region, based in part on our management's experience and business relationships in the area. Our President/CEO and Vice President of Exploration have a total of 15 years of experience working in the Kazakhstan area. We target opportunities with proved and potential oil and natural gas reserves at below international finding cost rates. We currently have one project under development. The project (which is referred to at times as the Kazakhstan Property or the South Alibek Field) is located in the Caspian Region of western Kazakhstan, and is situated near pipelines, railroads and oil field infrastructure. The proximity to existing infrastructure for exportation of oil and gas, which reduces associated costs as well as reduces the time needed to place wells on production, will be an important factor in our acquisition of any additional properties.

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

         An administrative office in Almaty, Kazakhstan was staffed in June 2000 and the physical possession of the field was transferred to Caspi Neft TME in July, 2000 by the Kazakhstan authorities. All Kazakhstan operations and administration are coordinated through this representation office in the country's commercial center. The Almaty office which serves as our head office, has a staff of 22, and handles all government and regulatory agency liaisons as well as supplying purchasing and financial support in the field operations effort. The branch operating office is in the city of Aktobe, the nearest industrial area to the field. This office and the field, with a staff of 51, maintains the liaison with local governmental regulatory agencies and the Okrug governor's office, as well as manages the implementation of all operations of South Alibek Field which includes the field camp, employees and drilling contractors.

B. LIQUIDITY AND CAPITAL RESOURCES

Bank Financing

The company has executed a Share Purchase Agreement which includes a two year option with Kazstroiproyekt Ltd (KSP), an affiliate of Astana Holdings Ltd., which provides, if they elect and comply with other financial conditions, for the sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three year $20 million dollar financing for the development of the field. There are no interest and principal payments during the first 24 months of the loan. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue KSP will be responsible for the payment of $15 million of the initial loan plus accrued interest and make available up to $30 million in additional development financing at commercial rates. If KSP determines that it will not continue in the project it will surrender all rights to its 50% interest in Caspi Neft TME and Caspi Neft will be solely responsible for the existing loan. The partnership is governed by a joint shareholders agreement with provisions similar to an international joint operating agreement. The parties agreed to have Transmeridian personnel as the general director of the company for at least the first 3 years.

An interim bridge loan for $1.5 million was issued in December 2001, and the Company paid off the $1 million Alpha note on December 1, 2001. A final credit agreement for the principal loan of $20 million was completed on February 4, 2002, and the bridge loan was retired with the funds from the general loan agreement .

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

Commencement of Initial Drilling Activities

The investment program for the next three years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $40,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report prepared by the Ryder Scott Company. The successful delineation of the existing field could prove up total reserves up to 378 million barrels. The first three-well program will be initiated with the drilling of the first well in the 3rd Quarter 2002. Two additional wells will immediately follow with the second completed in the 4th quarter and the third well completed in the 1st quarter of 2003. The total cost of drilling and testing is estimated at $9,600,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at an estimated cost of about $2,000,000. We estimate that each well should cost about $3 million dollars to drill and complete and about $400,000 to test and evaluate. Each well should produce test crude which should generate about $0.4 million per month in gross revenue under the existing railroad sales program which would provide about $10-$11 per barrel net-back to the wellhead to cover operating and testing costs. This program will be initiated by the funds from the bank financing but the majority of the development capital will come from the excess internally generated cash flow from our drilling program and or advance crude sales based on these production levels. Each commercial well drilled will add to this revenue base. We currently estimate that 44 completed wells will be required in the first phase of the field development program.

All operational costs and capital expenditures are being provided by the $20 million credit facility executed with Turan Alem Bank. Revenues from test production should not exceed $1.5 million from the 2002 drilling program due to the late start of the program. All excess funds generated from operations will be allocated to the retirement of the debt obligations with Turan Alem Bank.

To facilitate a continuous drilling delineation and development program, the company purchased a 2000 horse power -National 1320UE drilling rig from Seaboard Equipment Company, Inc. The rig was constructed in the middle 80's and totally remanufactured in 1998. The rig has been certified and modified to meet the operating conditions of the western steppe region of Kazakhstan.

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

The company has executed a Contract with Kanbuilt Inc. of Calgary, Canada for the construction and installation of testing and early production and treating facilities for its South Alibek Field. The contract of about $2.5 million will allow the testing of up to 5,000 barrels per day. Phase I of the project is scheduled for completion in the third quarter of this year. This equipment will have the capability of treating and processing up to 30,000 barrels of oil per day. The facilities are being designed to handle the weather extremes which are typical for the area of operations.

The company is also contracting local Kazakhstan engineering firms for storage facilities and civil works required for the installation and operation of the test and early production facilities. The total capital cost for Phase I of the construction project is estimated at $3.2 million which will be funded from the company's $20MM credit facility with Turan Alem Bank.

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

On June 6, 2002 the government approved our presentation of commercial reserves for a 1 kilometer radius around the Well No. 29. This declaration of commercial reserves now allows for the conversion of the existing Exploration Operating Contract to an Exploration and Production Contract. A draft Operating Contract for development of the field has been prepared and is pending formal negotiations with the appropriate government authorities.


ITEM 3. Disclosures

Related Parties

Mr. Mike Husser is the President of Dingo Drilling Inc. and is contracted by Transmeridian Exploration, Inc. as a drilling consultant. (See "Item 2" below)

Colamer Ltd is owned by Lorrie T. Olivier, the President of Transmeridian Exploration, Inc.

TMEI Operating Inc., which began on August 2nd, 2002, is a wholly owned subsidiary of Transmeridian Exploration, Inc. and is not reflected in this quarters financials. (See "Item 2. Subsequent Events" below)


                            PART II OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

We are not party to any pending or threatened legal proceeding nor are any of our properties subject to a pending or threatened legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Caspi Neft TME rig rental contract with Dingo Drilling, Inc. calls for monthly rental payments to start when the rig has passed inspection by the Joint Venture, which is anticipated to be September 1, 2002. Costs associated with placing the rig into operational condition are being borne by Transmeridian Exploration, Inc. These costs are being met with short term loans supported by leveraged restricted stock. Once the rig has been inspected and approved, lease payments will begin which will support the retirement of this debt.

Subsequent Events

Short and medium term financing, primarily leveraging restricted stock, is being obtained to further the company's growth with opportunities in the US and Kazakhstan that are designed to provide cash flow, as well as cover corporate expenses.

On June 21, 2002, the Company entered into a Loan Agreement (the "Note One") with Cambridge Financial Investments, Ltd. ("CFI"). CFI will loan the Company $1.15 million for additional working capital. Funding will be in five installments, starting in August of 2002. The Company has issued 5,000,000 shares of its restricted common stock as collateral for the Note One. The Note is due in 12 months with interest at 20%. When the Note One is retired the common stock will be returned to the Company.

On July 2nd, 2002 Ratcliff International Ltd. loaned the company $50,000 at an interest rate of 17% for working capital.

On July 26, 2002, the Company entered into a second Loan Agreement (the "Note Two") with Cambridge Financial Investments, Ltd. ("CFI"). CFI will loan the Company $1.54 million for additional working capital. Funding will be in five installments, starting in September of 2002. The Company has issued 7,000,000 shares of its restricted common stock as collateral for the Note Two. The Note Two is due in 12 months with interest at 20%. When the Note is retired the common stock will be returned to the Company.

On July 31, 2002, the President, Lorrie T. Olivier loaned the company $80,000 for working capital at an interest rate of 17%.

On August 2, 2002, TMEI Operating, Inc. acquired a gas field operation in Dewitt County, Texas. The company will re-enter several wells in the newly acquired field that has a combined potential of 3.5 BCF gas within by-passed Wilcox sandstones. If successful, each well can be put on production in the 3rd quarter of 2002. Initial rates from each well could be as much as 4 MMCF per day, with estimated stabilized daily production targeted to be 500 MCF of gas per day

On August 6th, 2002 the Company closed on a loan from Private Capital Group in the amount of $175,000, which was collateralized with 2,500,000 shares of stock pledged by the President, Mr. Lorrie T. Olivier. The loan can be repaid in cash with interest of 20% or in registered stock.

Seaboard Equipment Company, Inc. granted the company a waiver of its rig payments for the months of May and June 2002 and gave 500,000 shares of TMEI registered stock to a brokerage house for TMEI to use as a working capital loan in exchange for the Company issuing 500,000 restricted shares to Seaboard. The Company has yet to utilize these shares for working capital needs and may retire the shares.

                         Transmeridian Exploration, Inc.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Transmeridian Exploration, Inc.
                                  (Registrant)





Date: 8-21-02                          /s/ Jim W. Tucker
                                       -------------------------
                                           Jim W. Tucker,
                                       Vice President Finance, CFO


THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM DECEMBER 31, 2001 FORM 10KSB/A FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


                                  End of Filing