Form 10QSB/A
period 2002-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2002-08-23
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                  -------------

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

On June 27th, 2002 Colamer Ltd loaned the Company $ 50,000.00 at 17% for working capital. (See Related Parties note below.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

Results from Operations

Oil and gas revenues for the six months ended June 30, 2002 were $-0-, compared to $51,380 reported as the oil and gas revenues for the six months ended June 30, 2001. There has been no production since the second quarter of 2001, which is primarily attributed to the suspension of Well No. 29 due to mechanical problems incurred during the recompletion attempt. Lease operating expense increased from $68,704 for the six months ended June 30, 2001 to $371,257 for the six months ended June 30, 2002, an increase of $302,553. The increase is primarily due to field preparations to begin production operations related to the 2002 drilling program. General and administrative costs increased from $493,075 for the six months ended June 30, 2001 to $1,162,490 for the six months ended June 30, 2002. The increase of $669,415 primarily consists of an increase in interest expense and office overhead expenses due to the start up of the initial drilling and testing program. Transportation expenses increase from $-0-for the six months ended June 30, 2001 to $770,297 for the six months ended June 30, 2002. The increase of $770,297 was mobilization expense for transportation of the rig from Colombia to Kazakhstan.

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

     An administrative office in Almaty, Kazakhstan was staffed in June 2000 and the physical possession of the field was transferred to Caspi Neft TME in July, 2000 by the Kazakhstan authorities. All Kazakhstan operations and administration are coordinated through this representation office in the country's commercial center. The Almaty office which serves as our head office, has a staff of 22, and handles all government and regulatory agency liaisons as well as supplying purchasing and financial support in the field operations effort. The branch operating office is in the city of Aktobe, the nearest industrial area to the field. This office and the field, with a staff of 51, maintains the liaison with local governmental regulatory agencies and the regional governor's office, as well as manages the implementation of all operations of South Alibek Field which includes the field camp, employees and drilling contractors.

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

Commencement of Initial Drilling Activities

The investment program for the next three years, will include the drilling and completion of 10 wells and the installation of production facilities and pipeline at a cost of approximately $40,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report prepared by the Ryder Scott Company. The successful delineation of the existing field could prove up total reserves up to 378 million barrels. The first three-well program will be initiated with the drilling of the first well in the 3rd Quarter 2002. Two additional wells will immediately follow with the second completed in the 4th quarter and the third well completed in the 1st quarter of 2003. The total cost of drilling and testing is estimated at $9,600,000 and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002 at an estimated cost of about $2,000,000. We estimate that each well should cost about $3 million dollars to drill and complete and about $200,000 to test and evaluate. Each well should produce test crude which should generate about $0.4 million per month in gross revenue under the existing railroad sales program which would provide about $10-$11 per barrel net-back to the wellhead to cover operating and testing costs. This program will be initiated by the funds from the bank financing but the majority of the development capital will come from the excess internally generated cash flow from our drilling program and or advance crude sales based on these production levels. Each commercial well drilled will add to this revenue base. We currently estimate that 44 completed wells will be required in the first phase of the field development program.

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

We hereby certify that this periodic report containing the financial statements fully comply with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)) and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                         Transmeridian Exploration, Inc.
                                  (Registrant)



Date: 8-23-02
                              /s/ Lorrie T. Olivier
                              -------------------------
                              Lorrie T. Olivier,
                              President, CEO


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