Form 10QSB
period 2002-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2002-11-15
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended: September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
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

(281) 999-9091
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class on which Registered
OTC
Common Stock, $.0006 par value

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |_|

As of September 30, 2002, there were 60,147,129 shares of Common Stock outstanding.

TRANSMERIDIAN EXPLORATION INC.

TABLE OF CONTENTS

		Page
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	F-1

	Consolidated Statements of Operations - For the Nine Months ended September 30,
	2002 and 2001 and Years ended December 31, 2001 and 2002	F-2

	Consolidated Statement Of Shareholders’ Equity	F-3

	Consolidated Statements of Cash Flows - For the Nine Months ended September 30,
	2002 and 2001 and Years ended December 31, 2001 and 2000	F-4

	Notes to Consolidated Financial Statements	F-5 – F-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	4

	A. Results of Operations	4
	B. Liquidity and Capital Resources	4
	C. Management’s Plan of Operations	5
	D. Subsequent Events	7

Item 3.	Disclosures	8

ITEM II. OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		9

CERTIFATION		10

2

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements. Without limiting the foregoing, all statements under the caption Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to the Company’s anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding for exploration and development are forward-looking statements. These statements are subject to certain risks and uncertainties, such as the volatility of natural gas and oil prices, potential write-downs or impairments, inability to meet capital requirements, uncertainty of reserve information and future net revenue estimates, reserve replacement risks, drilling risks, operating risks of natural gas and oil operations, acquisition risks, hedging risks, government regulation, environmental matters, competition and potential conflicts of interests with our majority shareholder. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, expected or projected. For additional discussion of such risks, uncertainties and assumptions, see Risk Factors Affecting Our Business in Items 1. and 2. Business and Properties and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed under the Securities Exchange Act of 1934, as amended.

Unless otherwise indicated, references to “Transmeridian Exploration” or the “Company” refer to Transmeridian Exploration Incorporated and its subsidiaries on a consolidated basis.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
For the nine months ended September 30, 2002 and
for the year ended December 31, 2001

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash	$ 258,031	$ 107,276
Receivables	1,013,506	270,112
Due from related party	272,700
Prepaid expenses	738,000	—

Current assets	2,282,237	377,388

Office equipment	66,945	22,159
Technology equipment	67,318	20,244
Automobiles	167,200	8,321
Oil and gas properties, (successful efforts method of accounting
for oil and gas properties)	12,925,356	7,765,565
Drilling Rig	5,598,943	5,300,000
Investment in Terminal JV	1,670,368	—
Accumulated depreciation	(424,309)	(10,430)
Debt financing costs	400,000	400,000

Total assets	$ 22,754,058	$ 13,883,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current maturities of long-term debt	621,940	$ 1,431,204
Accounts payable and accrued liabilities	1,687,319	$ 1,044,465
Other current liabilities	197,974	—

Total current liabilities	2,507,233	2,475,669

Long-term debt, net of current maturities	12,293,765	3,368,796

Redeemable common stock $.0006 par, 1,000,000 and 1,000,000 shares
issued and outstanding	2,000,000	2,000,000

Total long-term liabilities	14,293,765	5,368,796

STOCKHOLDERS’ EQUITY

Preferred stock $.0006 par, authorized 5,000,000 shares; 103,000
and 3,000 shares issued and outstanding	2	62
Common stock $.0006 par; authorized 200,000,000 shares; 59,147,129 and
55,747,029 shares issued and outstanding	35,488	33,448
Additional paid-in capital	10,585,201	9,051,981
Deficit accumulated during development stage	(4,667,631)	(3,046,709)

Total stockholders’ equity	5,953,060	6,038,782

Total liabilities and stockholders’ equity	$ 22,754,058	$ —

The accompanying notes are an integral part of these statements.

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2002 and 2001 and
for the years ended December 31, 2000 and 2001

	Nine months ended September 30,		Years ended December 31		Cumulative total from inception to September 30,
	2002	2001	2001	2000	2002
	(unaudited)	(unaudited)			(unaudited)
Revenues

Oil sales	$ —	$ 51,335	$ 51,289	$ —	$ 51,289
Rig rental income	$ 2,086,200	$ —	$ —	$ —	$ 2,086,200

Cost and expenses

Operating expenses	58,797	279,039	489,373	—	$ 548,170
Transportation expenses	876,330				$ 876,330
General and administrative expense	2,747,844	989,618	1,486,161	187,140	$ 4,421,145

Total operating expense	3,682,971	1,268,657	1,975,534	187,140	$ 5,845,645

Operating loss	$ (1,596,771)	$ (1,217,322)	$ (1,924,245)	$ (187,140)	$ (3,708,156)
Other income (expense)
Gain on sale of working interest	—	—	—	414,146	$ 414,146
Interest income	3,911	—	—	—	$ 3,911
Start-up costs	—	—	—	(246,484)	$ (246,484)
Lease financing cost and interest expense	—	(113,715)	(188,645)	(791,070)	$ (979,715)

Total other income (expense)	3,911	(113,715)	(188,645)	(623,408)	$ (808,142)

NET (LOSS) INCOME	$ (1,592,860)	$ (1,331,037)	$ (2,112,890)	$ (810,548)	$ (4,516,298)
Preferred dividends	28,062	71,016	123,271	—	$ 151,333

NET (LOSS) INCOME AVAILABLE TO
COMMON SHAREHOLDERS	$ (1,620,922)	$ (1,402,053)	$ (2,236,161)	$ (810,548)	$ (4,667,631)
Basic loss per share	(0.03)	(0.02)	(0.04)	(0.06)	(0.08)
Weighted average shares outstanding	58,652,564	60,617,000	59,621,255	14,453,691	59,647,129

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2002 and
for the years ended December 31, 2000 and 2001

	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Retained deficit	Treasury stock	Total
Balance at January 1, 2000	—	$ —	—	$ —	$ —	$ —	$ —	$ —
Issuance of founders shares	—	—	41,300,000	24,780	—	—	—	24,780
Issuance of stock to third parties for services	—	—	5,152,000	3,091	543,309	—	—	546,400
Conversion of debt to common stock	—	—	800,000	480	199,520	—	—	200,000
Conversion of debt to preferred stock	3,000	2	—	—	300,156	—	—	300,158
Stock issued in private placements	—	—	10,545,000	6,327	3,626,173	—	—	3,632,500
Expenses of private placements	—	—	—	—	(496,829)	—	—	(496,829)
Net loss	—	—	—	—	—	(810,548)	—	(810,548)

Balance at December 31, 2000	3,000	$ 2	57,797,000	$ 34,678	$ 4,172,329	$ (810,548)	$ —	$ 3,396,461
Stock issued in private placements	—	—	1,720,000	1,032	1,052,968	—	—	1,054,000
Preferred stock issued for working interest	100,000	60	—	—	1,499,940	—	—	1,500,000
Costs of private placements	—	—	—	—	(105,400)	—	—	(105,400)
Issuance of stock to third parties for services	—	—	126,429	76	153,424	—	—	153,500
Issuance of common stock	—	—	1,103,600	662	775,218	—	—	775,880
Stock offering costs	—	—	—	—	(89,467)	—	—	(89,467)
Purchase of treasury stock	—	—	—	—	—	—	(1,320)	(1,320)
Sale of treasury stock	—	—	—	—	1,540,000	—	1,320	1,541,320
Beneficial conversion preferred stock dividend	—	—	—	—	52,969	(52,969)	—	—
Dividends accrued on convertible preferred stock	—	—	—	—	—	(70,302)	—	(70,302)
Retirement of common stock	—	—	(5,000,000)	(3,000)	—	—	—	(3,000)
Net loss	—	—	—	—	—	(2,112,890)	—	(2,112,890)

Balance at December 31, 2001	103,000	$ 62	55,747,029	$ 33,448	$ 9,051,981	$(3,046,709)	—	$ 6,038,782

Stock issued in private placements (unaudited)	—	—	—	—	—	—	—	—
Conversion of preferred stock (unaudited)	(100,000)	(60)	1,500,000	900	(840)	—	—	—
Preferred stock issued for working interest (unaudited)	—	—	—	—	—	—	—	—
Costs of private placements (unaudited)	—	—	—	—	—	—	—	—
Issuance of stock to third parties for services (unaudited)	—	—	—	—	—	—	—	—
Issuance of common stock (unaudited)	—	—	600,100	360	134,840	—	—	135,200
Stock offering costs (unaudited)	—	—	—	—	—	—	—	—
Purchase of treasury stock (unaudited)	—	—	—	—	—	—	—	—
Sale of treasury stock (unaudited)	—	—	—	—	—	—	—	—
Stock issued for properties (unaudited)	—	—	4,000,000	2,400	1,397,600		—	1,400,000
Beneficial conversion preferred stock dividend (unaudited)	—	—	—	—	—		—	—
Dividends accrued on convertible preferred stock (unaudited)	—	—	—	—	—	(28,062)	—	(28,062)
Retirement of common stock (unaudited)	—	—	(2,700,000)	(1,620)	1,620	—	—	—
Net loss (unaudited)	—	—	—	—	—	(1,592,860)	—	(1,592,860)

Balance at September 30, 2002 (unaudited)	3,000	$ 2	59,147,129	$ 35,488	$ 10,585,201	$(4,667,631)	—	$ 5,953,060

Transmeridian Exploration Incorporated and Subsidiaries
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and 2001 and
for the years ended December 31, 2000 and 2001

	Nine months ended September 30,		Years ended December 31,		Cumulative total from inception to September 30,
	2002	2001	2001	2000	2002
	(unaudited)	(unaudited)			(unaudited)
Cash flows from operating activities
Net loss	$ (1,592,860)	$ (1,331,037)	$ (2,112,890)	$ (810,548)	$ (4,516,298)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of working interest	—	—	—	(414,146)	(414,146)
Stock issued for services		76,750	153,500	546,400	699,900
Depreciation and amortization	413,877	6,423	9,481	950	424,308
Increase in receivables	(743,394)	(135,056)	(270,112)	—	(1,013,506)
Increase in due from related party	(272,700)	—			(272,700)
Increase in prepaid expenses	(738,000)	(8,350)	—	(49,560)	(787,560)
Increase in unpaid amounts to third party	(197,974)	—	—	1,385,842	1,187,868
Increase in accounts payable and accrued liabilities	(642,854)	120,103	289,755	231,439	(121,660)
Increase in unearned revenue	—	—	—	—	—

Net cash used in operating activities	(3,773,905)	(1,271,167)	(1,930,266)	890,377	(4,813,794)

Cash flows from investing activities
Proceeds from sale of working interest	—	—	—	614,146	614,146
Investment in subsidary	(15,536)	—			(15,536)
Purchase of drilling rig equipment	(298,943)	—			(298,943)
Purchase of office property and equipment	(250,738)	(35,184)	(43,159)	(7,566)	(301,463)
Purchase of oil and gas properties	(3,252,681)	(1,181,880)	(1,770,554)	(4,531,293)	(9,554,528)

Net cash used in investing activities	(3,817,898)	(1,217,064)	(1,813,713)	(3,924,713)	(9,556,324)

Cash flows from financing activities
Proceeds from long-term debt and notes payable	9,765,840	462,603	710,103	386,000	10,861,943
Payments on notes payable	(2,154,462)	(105,052)	(210,103)	—	(2,364,565)
Purchase of treasury stock	(2,400)	(660)	(1,320)	—	(3,720)
Proceeds from sale of treasury stock	—	770,660	1,541,320	—	1,541,320
Retirement of common stock	(1,620)	(1,500)	(3,000)	—	(4,620)
Proceeds from sale of stock, net of offering expenses	135,200	1,318,291	1,687,982	3,160,451	4,983,633
Payments of amounts due to third parties	—	(385,842)	(385,842)	—	(385,842)

Net cash provided by financing activities	7,742,558	2,058,500	3,339,140	3,546,451	14,628,149

(Decrease) increase in cash and cash equivalents	$ 150,755	$ (429,731)	$ (404,839)	$ 512,115	$ 258,031
Cash and cash equivalents at beginning of period	107,276	512,115	512,115	—	619,391

Cash and cash equivalents at end of period	$ 258,031	$ 82,384	$ 107,276	$ 512,115	$ 877,422

The accompanying notes are an integral part of these statements.

TRANSMERIDIAN EXPLORATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Transmeridian Exploration, Inc. is an independent oil company engaged in the exploration, development, exploitation and acquisition of foreign natural gas and oil properties. The Company’s operations are currently being focused onshore in the Caspian Sea region of The Republic of Kazakhstan.

Principles of Consolidation

The consolidated financial statements include the accounts of Transmeridian Exploration Incorporated and its subsidiaries, Transmeridian Exploration Inc.(British Virgin Islands), Transmeridian (Kazakhstan) Incorporated (British Virgin Islands), Open Joint Stock Company Caspi Neft TME (Kazakhstan) and TMEI Operating, Inc. all wholly owned. In consolidation, all significant intercompany transactions have been eliminated.

Interim Financial Statements

The balance sheet of the Company at September 30, 2002 and the statements of operations and cash flows for the periods indicated herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2001 is derived from the December 31, 2001 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Interim Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report included in the 10KSB/A.

In the opinion of management, all estimates and adjustments, consisting of normal recurring accruals, necessary to present fairly the information in the accompanying financial statements have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

On June 29, 2001, SFAS No. 141, “Business Combinations” was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company was required to implement SFAS No. 141 on January 1, 2002. Management expects that the adoption of this statement will have no effect on the Company’s consolidated financial position, cash flows or results of operations.

On June 29, 2001, SFAS No. 142, “Goodwill and Other Intangible Assets,” was approved by the Financial Accounting Standards Board (“FASB”). SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company was required to implement SFAS No. 142 on January 1, 2002. Management has reviewed SFAS No. 142 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

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

In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new rules supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The new rules retain many of the fundamental recognition and measurement provisions but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has adopted SFAS No. 144 and determined that this statement will not have a material effect on its consolidated financial position, cash flows or results of operation.

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

The company has executed a Share Purchase Agreement which includes a two-year option with Kazstroiproect Ltd (KSP), which provides, if they elect and comply with other financial conditions, for the sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest, KSP must make available initially a three-year $20 million financing for the development of the field. KSP arranged the $20 million loan through Turan Alem Bank of Kazakhstan. Within twenty-four months of this initial loan (by February 4, 2004), KSP must determine if it wants to continue with the project. If KSP determines that it will continue, KSP will be responsible for the repayment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. The portion of the loan not cancelled by the contribution of KSP will be treated as a corporate cost of OJSC Caspi Neft TME to be retired from proceeds of operations or further financing. If KSP determines by February 4, 2004 that it will not continue in the project it will relinquish all claims and rights to the 50% interest in Caspi Neft TME and Caspi Neft TME will be solely responsible for the entire loan, having an additional 12 months to pay back the debt. The partnership is governed by a joint shareholders agreement which was based on a typical international joint operating agreement. TMEI will provide for all the engineering and general directorship of the company for at least the first 3 years.

An interim bridge loan for $1.5 million was issued through Turan Alem Bank in December 2001, and the Company paid off the final installment of $1 million to the prior owner of the License, Al Alpha on December 1, 2001. A final credit agreement with Turan Alem Bank for the principal loan of $20 million was signed on February 26, 2002. The company believes that this financing should be sufficient to bring the field into production and allow the completion of the initial phase of delineation drilling and installation of testing and production facilities to handle production rates of up to 30,000 barrels of oil per day. All production will be treated to allow for the sale of crude by truck transport to local railroad transport terminals.

Asset Purchase

On April 26, 2002 the company entered into an agreement with Emba Trans Ltd. for the purchase of a 25% interest in the Emba Trans crude oil rail terminal. The 25% interest was purchased in exchange for 4,000,000 shares of the company’s restricted common stock. The terminal has an existing capacity of about 19,000 barrels per day but requires equipment upgrades to handle the anticipated capacity of 30,000 barrels per day. TMEI will provide engineering and operating personnel for the operation of the terminal. The terminal is about 40 miles by road from the South Alibek Field. For the first year crude deliveries will be made by tank truck until a crude pipeline can be installed to pipe crude from the field to the terminal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Results of Operations

Oil and gas revenues for the nine months ended September 30, 2002 were $-0-, compared to $51,380 reported as the oil and gas revenues for the nine months ended September 30, 2001. There has been no test production since the second quarter of 2001, which is primarily attributed to the suspension of Well No. 29 due to mechanical problems incurred during the recompletion attempt. Lease operating expense decreased from $279,039 for the nine months ended September 30, 2001 to $58,797 for the nine months ended September 30, 2002, a decrease of $220,242. The decrease is primarily due to a stoppage in field preparations to begin production operations related to the 2002 drilling program. General and administrative costs increased from $989,618 for the nine months ended September 30, 2001 to $2,747,844 for the nine months ended September 30, 2002. The increase of $1,758,226 primarily consists of an increase in interest expense and office overhead expenses due to the start-up of the initial drilling and testing program. Transportation expenses increase from $-0- for the nine months ended September 30, 2001 to $876,330 for the nine months ended September 30, 2002. The increase of $876,330 was mobilization expense for transportation of the rig to the field location in Kazakhstan.

B. Liquidity and Capital Resources

Bank Financing

The company has executed a Share Purchase Agreement which includes a two-year option with Kazstroiproect Ltd (KSP), which provides, if they elect and comply with other financial conditions, for the sale and transfer of 50% interest of OJSC Caspi Neft TME, the company which holds the license to the South Alibek Field. In exchange for this interest KSP must make available, initially, a three-year $20 million financing for the development of the field. There are no interest and principal payments during the first 24 months of the loan. Within twenty-four months of this initial loan, KSP must determine if it wants to continue with the project. If KSP determines that it will continue, then they will be responsible for the repayment of $15 million of the initial loan and make available up to $30 million in additional development financing at commercial rates. If KSP determines that it will not continue in the project, then they will surrender all rights to their 50% interest in Caspi Neft TME and Caspi Neft will be solely responsible for the existing loan. The partnership is governed by a joint shareholders agreement with provisions similar to an international joint operating agreement. The parties agreed to have Transmeridian personnel as the general director of the company for at least the first 3 years.

An interim bridge loan for $1.5 million was issued in December 2001, and the Company paid off the $1 million Alpha note on December 1, 2001. A final credit agreement for the principal loan of $20 million was completed on February 26, 2002, and the bridge loan was retired with the funds from the general loan agreement.

Other Financial Transactions

The Company has received advances in the form of short term loans from Dingo Drilling in lieu of payment of rig rental fees under the Company’s Rental Agreement dated March 11, 2002. A total of $230,000 has been received for the period July through September 2002. These advances accrue interest at a rate of 17% per annum and have a maximum term of one year. The Company expects to offset these advances with the initiation of monthly rental payments of $242,000 which should start in October of this year.

On August 6, 2002 the Company closed on the first half of a twenty-four month $400,000 loan from Private Capital Group in the amount of $200,000, which was collateralized with 2,500,000 shares of stock pledged by the President, Mr. Lorrie T. Olivier. The loan can be repaid within two years in cash with interest of 20% or in registered stock.

C. Management’s Plan of Operations

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

Commencement of Initial Drilling Activities

The investment program for the next three years will include the drilling and completion of at least 10 wells, the installation of production facilities and pipeline at a cost of approximately $40,000,000. The development of these wells should prove up additional reserves according to the independent petroleum engineering report prepared by the Ryder Scott Company. The successful delineation of the existing field could prove up total reserves of up to 378 million barrels. The first three-well program will be initiated with the drilling of the first well in the Fourth Quarter 2002. Two additional wells will immediately follow with the second completed in the First Quarter of 2003 and the third well completed in the Second Quarter of 2003. The total cost of drilling and testing is estimated to be $9,600,000, and the construction of a sales trunk-line to the railroad terminal, construction planned for 2002, with an estimated cost of about $2,000,000. We estimate that each well should cost about $3,000,000 dollars to drill and complete and about $200,000 to test and evaluate. Each well should produce test crude which could generate about $400,000 per month in gross revenue using the existing railroad sales program which would provide about $10-$11 per barrel net-back to the wellhead to cover operating and testing costs. This program will be initiated by the funds from the bank financing but the majority of the development capital will come from the excess internally generated cash flow from our drilling program and/or advance crude sales based on these production levels. Each commercial well drilled will add to this revenue base. We currently estimate that 44 completed wells will be required in the first phase of the field development program.

All operational costs and capital expenditures are being provided by the $20 million credit facility executed with Turan Alem Bank. Revenues from test production should not exceed $1.5 million from the 2002 drilling program due to the late start of the program. All excess funds generated from operations will be allocated to the retirement of the debt obligations with Turan Alem Bank.

To facilitate a continuous drilling delineation and development program, the company purchased a 2000 horsepower-National 1320UE land drilling rig from Seaboard Equipment Company, Inc. The rig was constructed in the middle 80s and totally remanufactured in 1998. The rig has been certified and modified to meet the operating conditions of the western steppe region of Kazakhstan.

Two delineation wells to test the northward extension of the field from the existing Well No. 29 are projected for the 2002 work program. The first well (SA-1) is located about 900 meters north of Well #29 and the second well (SA-2) will be about 2,100 meters north of Well SA-1. The field length is estimated at about 6 kilometers and we will have these three wells delineating about 2/3 of the field length. Test production from each of the new wells is estimated to be 2,000 barrels of oil per day on natural flow with a potential of increased rates with the use of artificial lift equipment.

We expect to utilize the $20,000,000 loan facility and the proceeds from test production to fund the start-up of the initial development drilling program which would include the installation of testing and processing facilities to handle up to 30,000 barrels of oil per day. After the drilling and completion of seven successful wells, excess internally generated funds from the field, based on current estimates of the production from each new well, should provide the additional funds needed to complete the 10 well program and to construct a crude oil sales trunk-line to connect the field to our Emba Trans oil terminal railroad distribution center located about 35 miles from the field. We currently have a budget for the design and construction of the pipeline to start in the First Quarter of 2003 at a cost of about $2,000,000. In addition, the government has announced plans to construct a pipeline with a 300,000-barrel-per-day capacity from the Kenkyiak field, which is about 10 miles from our field, to the Atyrau pipeline network, which will connect the fields in our area to export pipelines, sea-terminals and regional refineries. The line is scheduled for completion in late 2003, but there is no guarantee that the line will be functional within this time frame.

The drilling of these first two wells will be critical in adding additional proven reverses to our existing reserve base. If successful, the wells could support the addition of 100 to 200 million barrels to the proved reserves of the South Alibek Field. These additional reserve estimates are contingent on the success of these wells using many assumptions based on the currently available information that cannot be known with any assurance as these estimates contain many of the risks associated with oil and gas exploration and field development.

Improvement of Production Facilities

Production facilities for this level of production have been designed and the necessary equipment has been identified for immediate purchase. All tankage, piping and civil-construction will be provided by local construction firms which specialize in installing petroleum processing facilities.

We estimate that approximately $4,000,000 will be required for the installation of permanent production facilities to process test production of 5,000 BOPD and treat and process field production up to 30,000 BOPD. The terminal facilities at the Emba Trans facility must be upgraded from their current storage capacity of about 19,000 barrels to about 50,000 barrels. This cost is estimated at about $1.2 million and will be funded directly by the owners of Emba Trans Ltd. in which TMEI has a 25% interest and an option to purchase an additional 25% equity interest.

The gas produced in association with the oil production will be separated, treated and utilized in providing fuel for operations with the balance being flared during the testing phase and then re-injected for disposal, until sales to local markets can be arranged.

The company has executed a Contract with Kanbuilt Industries, Inc. of Calgary, Canada, for the construction and installation of testing, early production and treating facilities for its South Alibek Field. The contract of about $2.5 million will allow the testing of up to 5,000 barrels per day. Phase I of the project is scheduled for completion in the first half of 2003. This equipment will have the capability of treating and processing up to 30,000 barrels of oil per day. The facilities are being designed to handle the weather extremes which are typical for the area of operations.

The company is also contracting local Kazakhstan engineering firms for storage facilities and civil works required for the installation and operation of the test and early production facilities. The total capital cost for Phase I of the construction project is estimated at $3.2 million, which will be funded from the company’s $20 million credit facility with Turan Alem Bank.

On August 2, 2002 TMEI Operating, Inc. acquired a gas field operation in Dewitt County, Texas. The company will reenter several wells in the newly acquired field that has a combined potential of 3.5 BCF gas within bypassed Wilcox sandstones. If successful, each well can be put on production in the 3rd quarter of 2002. Initial rates from each well could be as much as 4 MMCF per day, with estimated stabilized daily production targeted to be 500 MCF of gas per day

Growth Strategy

Our Growth Strategy is dependent on the success of the South Alibek Field. The company expects to utilize the cash from these operations to generate the capital to continue with its business plan of low-cost green-field acquisitions in the region. The bank financing provided by the credit facility with the Turan Alem Bank alleviates any need to raise funds for the further drilling and development for the South Alibek Field. Additional equity funding could accelerate the purchase of new fields to add to our to our existing oil and gas holdings in the region.

Commodity Prices for Oil

Our revenues, profitability, growth and value are highly dependent upon the price of oil. Market conditions make it difficult to estimate prices of oil or the impact of inflation on such prices. Oil prices have been volatile and it is likely they will continue to fluctuate in the future. Various factors beyond our control affect prices for oil, including supplies of oil available worldwide and in Kazakhstan, the ability of OPEC to agree to maintain oil prices and production controls, political instability or armed conflict in Kazakhstan or other oil producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, the availability of transportation routes and pipeline capacity and changes in applicable laws and regulations.

Exploration Contract and Conversion to Exploration and Production Contract

Currently we have an Exploration Contract for South Alibek. As long as we operate under the Exploration Contract we can produce the wells under a test program and pay a 2% royalty. The exploration period consists of six (6) successive years from the effective date of the License dated April 29, 1999.

The License may be extended twice as mutually agreed by the parties to the License with each extension period having a term of two years. Therefore the total possible exploration period, utilizing the maximum extension periods allowed by the contract, is a term of ten (10) years. For each extension requested of the competent government body, the parties shall determine the part of the Contractual Area for further exploration work and make the appropriate changes in the applicable work program. The exploration contract can be converted to terms under a Production Contract once we have officially established commercial reserves with the appropriate governmental agency.

On June 6, 2002 the government approved our presentation of commercial reserves for a 1 kilometer radius around Well No. 29. This declaration of commercial reserves now allows for the conversion of the existing Exploration Operating Contract to an Exploration and Production Contract. A draft Operating Contract for development of the field has been prepared and is pending formal negotiations with the appropriate government authorities.

D. Subsequent Events

Seaboard Equipment Company, Inc. granted that the company a not in default of its rig payments and gave 500,000 shares of TMEI registered stock to a brokerage house for TMEI to use as a working capital loan in exchange for the Company issuing 500,000 restricted shares to Seaboard. The Company and Seaboard are currently negotiating a new rig payment schedule with payments starting in December.

The Caspi Neft TME rig rental contract with Dingo Drilling, Inc. calls for monthly rental payments to start when the rig has passed inspection and a Transfer Agreement is signed by the Joint Venture. The Transfer Agreement was signed and the rig was accepted on October 8, 2002. Costs associated with placing the rig into operational condition are being borne by Transmeridian Exploration, Inc. These costs are being met with advances from Dingo Drilling as short term-loans Since the rig has been inspected and approved, lease payments will begin which will support the retirement of this debt.

On October 9, 2002 the company started its drilling program with the spudding of Well SA 1 in the South Alibek Field.

On October 23, 2002 the company appointed James H. Dorman to its Board of Directors. From 1996 until his retirement in 2001 Mr. Dorman served as a director and officer of Doreal Energy Corporation. Mr. Dorman’s professional career as a geologist and oil finder for major oil companies spans 36 years which includes 28 years with Tenneco until his retirement in 1989 as Exploration vice president. Mr. Dorman maintained an active international geological and exploration consulting practice until the formation of his own company, Doreal Energy Corporation, in 1996.

On November 12, 2002 KSP a private company controlled by the Turan Alem Bank Group, has notified the company that they are preparing to exercise their option for 50% ownership of our wholly owned subsidiary, Caspi Neft TME by contributing $15MM in equity and providing an additional $30MM in financing. Caspi Neft TME will use these funds to pay off the bank debt and remain debt free while it continues it drilling program

Item 3. Disclosures

Related Parties

Mr. Mike Husser is the President of Dingo Drilling Inc. and is contracted by Transmeridian Exploration, Inc. as a drilling consultant.

TMEI Operating Inc., which began on August 2, 2002, is a wholly owned subsidiary of Transmeridian Exploration, Inc

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any pending or threatened legal proceeding nor are any of our properties subject to a pending or threatened legal proceeding.

Item 6. Exhibits and Reports on Form 8-K

On September 9, 2002 the company filed an 8K announcing that Roger Brittain and Peter L. Holstein are retiring as directors effective September 9 and 8, 2002, respectively.

Transmeridian Exploration, Inc.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 11-7-02	Transmeridian Exploration, Inc. (Registrant) By: /s/ Jim W. Tucker —————————————— Jim W. Tucker, Vice President Finance, CFO

THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM DECEMBER 31, 2001 FORM 10KSB/A FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

CERTIFICATION

I, Lorrie T. Olivier, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Transmeridian Exploration, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in quarterly annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Transmeridian Exploration, Inc. as of, and for, the periods presented in this annual report.

4. Transmeridian Exploration, Inc.’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Transmeridian Exploration, Inc. We have:

a. designed such disclosure controls and procedures to ensure that material information relating to Transmeridian Exploration, Inc. is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b. evaluated the effectiveness Transmeridian Exploration, Inc. disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Transmeridian Exploration, Inc.’s other certifying officers and I have disclosed, based on our most recent evaluation, to Transmeridian Exploration, Inc.’s auditors and the audit committee of Transmeridian Exploration, Inc. board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect Transmeridian Exploration, Inc.’s ability to record, process, summarize and report financial data, and I have identified for Transmeridian Exploration, Inc.’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Transmeridian Exploration, Inc.’s internal control; and

6. Transmeridian Exploration, Inc.’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

All of the above is to the best of my knowledge.

Date: November 7, 2002 By: /s/ Lorrie T. Olivier —————————————— Lorrie T. Olivier Chairman, President and CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Transmeridian Exploration, Inc. on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jim W. Tucker, Vice President of Finance and CFO of Transmeridian Exploration, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that:

1. The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Transmeridian Exploration, Inc.

Date: November 7, 2002 By: /s/ Jim W. Tucker —————————————— Jim W. Tucker Vice President, Finance, CFO

10 End of Filing