Form 10KSB
period 2002-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2003-05-16
CIK 1132645

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

For Annual and Transition Reports pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended
December 31, 2002

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  333-60960

Transmeridian Exploration, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0644935
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

397 N. Sam Houston Pkwy E, Suite 300 Houston, Texas	77060
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (281) 999-9091

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  ☒           No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.            ☒

The Company, which is in the development stage, had no revenues it its 2002 fiscal year.

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $20,300,000 on May 14, 2003 based upon the closing sale price of common stock on such date of $0.32 per share on the OTC Bulletin Board.  As of May 14, 2003, the Registrant had 63,431,826 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

Item 1.  Description of Business

Transmeridian Exploration, Inc. (the “Company”) was incorporated in the State of Delaware in April 2000.  We are engaged in the business of development and production of oil and gas properties.  Our activities are primarily focused on the Caspian Sea region of the former Soviet Union and our principal property, the South Alibek Field (“South Alibek” or the “Field”), is located in Kazakhstan.  We conduct our operations in Kazakhstan through a wholly-owned subsidiary, Caspi Neft TME (“Caspi Neft”).  Caspi Neft is an Open Joint Stock Company (“OJSC”) organized under the laws of Kazakhstan.  We have also started a new venture to develop natural gas properties in South Texas and the Gulf Coast regions of the U.S.

Our Chief Executive Officer, Mr. Lorrie T. Olivier, and our Vice President of Exploration and Geology, Mr. Bruce A. Falkenstein, both have extensive experience in international oil and gas operations, with a particular focus on the Caspian Sea region.

Our business strategy is focused on the acquisition and development of oil and gas reserves.  We prefer to target oil and gas properties with proved or probable reserves and avoid significant exploration risk.  Through the contacts, technical knowledge and experience of our management team, we believe we can successfully identify and acquire additional properties in Kazakhstan and the Caspian Sea region.  The execution of our business strategy is largely dependent on the successful development of the South Alibek Field, which is intended to provide a base of production, operations and cash flow to exploit future opportunities.

Offices and Employees

Our corporate headquarters office is in Houston, Texas, where we lease 6,725 square feet of office space.  As of December 31, 2002, we had 5 full-time employees and 4 consultants in Houston.  We also maintain two offices in Kazakhstan, operated by Caspi Neft.  Caspi Neft’s administrative offices are in Almaty, where it leases 6,400 square feet of office space and has 29 full-time employees.  Caspi Neft’s field operations are located in Aktobe and at the South Alibek Field, where it has approximately 80 employees.

Risk Factors

Limited Capital Resources and Liquidity

We are a development stage company and have not yet generated significant production or revenues from the development of our primary property in Kazakhstan.  We have accumulated significant operating losses and our current liabilities exceed our current assets by a substantial amount.  Furthermore, the development of our primary asset, the South Alibek Field, will require substantial additional funding before we can achieve significant production and revenues from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our plans regarding the operations and financing of the Company are discussed in Item 6, “Management’s Discussion and Analysis and Plan of Operation” and Note 2 of the Notes to Consolidated Financial Statements.  However, there can be no assurance that we will be successful in executing these plans.

Exploration and Development Risks

Our success is dependent on finding, developing and producing economic quantities of oil and gas.  We make use of the best information available to us and employ current technologies and consultants to attempt to mitigate risks.  However, despite these efforts, our drilling operations may not be successful in finding economic reserves.  We are also subject to operating risks normally associated with the exploration, development and production of oil and gas.  These risks include high pressure or irregularities in geological formations, blowouts, cratering, fires, shortages or delays in obtaining equipment and qualified personnel, equipment failure or accidents, and adverse weather conditions, such as winter snowstorms.  These risks can result in catastrophic events, or they may result in higher costs and operating delays.  We do not currently maintain insurance coverage to compensate for these risks as such coverage is either not available or is not considered to be cost-effective.

Oil and Gas Reserve Risks

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and projecting future rates of production and timing of development expenditures.  Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  The oil and gas reserve data shown herein represent estimates only and are not intended to be a forecast or fair market value of our assets.  Our primary property, the South Alibek Field, has one existing well which has proved reserves, but this well is not capable of production until further workover procedures are performed.  We are presently drilling a second well in the Field which is located approximately 900 meters from the existing well and which is outside the present boundaries of our proved reserves.  This well and subsequent wells will delineate the extent and reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on our investments in the Field.

Risks of International Operations

We are subject to risks inherent in international operations, including adverse governmental actions, political risks, expropriation of assets, loss of revenues and the risk of civil unrest or war.  Our primary oil and gas property is located in Kazakhstan, which until 1990 was part of the Soviet Union.  Kazakhstan retains many of the laws and customs from the former Soviet Union, but has developed and is continuing to develop its own legal, regulatory and financial systems.  As the political and regulatory environment changes, we may face uncertainty about the interpretation of our agreements and in the event of dispute, may have limited recourse within the legal and political system.

If we are successful in establishing commercial production from the Field, an application will be made for an exploration and production contract.  The Company has the exclusive right to negotiate this contract for the Field, and the government is required to conduct these negotiations under the Law of Petroleum.  Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  However, the Company is not guaranteed the right to a production contract.  The terms of the exploration and production contract establish the royalty and other payments due to the government in connection with commercial production.  While we believe that we can successfully negotiate an exploration and production contract, we cannot be assured that we will be able to do so or that the terms of such contract will be favorable.  If satisfactory terms cannot be negotiated, it could have a material adverse effect on our financial position.

Marketing and Oil Prices

Our future success is dependent on being able to transport and market our production either within Kazakhstan or preferably through export to international markets.  Our present agreements grant us the right to export oil and gas produced in Kazakhstan.  The exportation of oil from Kazakhstan depends on access to transportation routes, primarily pipeline systems, which can have limited available capacity and are subject to other restrictions.  We do not currently have transportation contracts and there can be no assurance that sufficient transportation will be available to us and on favorable terms.  There are currently no economic markets for natural gas production and our gas reserves have been given no value in the future net cash flow data presented herein.

If we are successful in establishing meaningful quantities of oil and gas production, the prices we receive for our oil production will have a significant impact on our future financial position and results of operations.  Prices of oil and gas are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.

Environmental Risks

As an owner and operator of oil and gas properties, we are subject to various federal, state, local and foreign laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may impose liability on us for the cost of pollution cleanup resulting from operations and could subject us to liability for pollution damages.

Transferability of Our Common Shares

Our stock has limited trading volume and is not listed on a national exchange.  Because our stock price is less than $5.00 and is not listed on a national exchange, broker-dealers face additional restrictions on transactions in our stock.  These restrictions are commonly referred to as “penny stock rules.”  They include the requirement to deliver to purchasers a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the risks involved with such investments.  Additionally, these rules require that broker-dealers make a written determination that the stock is a suitable investment for the purchaser and receive the purchaser’s written consent to the transaction.  These factors could adversely affect the liquidity, trading volume and transferability of our common shares.

Control by Our Officers and Directors

In the aggregate, our executive officers and directors control approximately 28% of the outstanding shares of our common stock.  These stockholders, acting together, would be able to significantly influence matters requiring stockholder approval.

Key Personnel

Our success is dependent on the performance of our senior management and key technical personnel.  The loss of our Chief Executive Officer or other key employees could have an adverse effect on our business.  We do not have employment agreements in place with all of our senior management or key employees.

Competition

The oil and gas industry is highly competitive, and our business could be harmed by competition with larger and better-financed companies.  We frequently compete for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with financial and other resources substantially greater than ours.  Many of our competitors have more established positions and stronger governmental relationships, which may make it more difficult for us to compete effectively with them.

Item 2.  Description of Properties

Petroleum Industry in Kazakhstan

Until 1990, Kazakhstan was one of 15 independent republics which comprised the former Soviet Union.  It has chosen to align with Russia and 12 of the former republics in the Commonwealth of Independent States (“CIS”), a union of economic and political cooperation.  Kazakhstan is an area of significant investment activity for the international oil and gas industry.  Its proved reserves rank among the top 15 countries in the world, with over 180 producing oil fields and 20 billion barrels of proved reserves.  Its current production is approximately 900,000 barrels of oil per day, of which approximately 2/3 is exported.

The entire former Soviet Union region has recently seen significant foreign investments and strategic alliances for exploration, acquisition and development of oil and gas reserves.  U.S. investments in Kazakhstan have exceeded $6 billion as of the end of 2002.  The majority of this investment was focused in the petroleum industry and specifically in the development of the Tengiz field, which has an estimated 6-9 billion barrels of reserves, and Karachaganak, with an estimated 2.2 billion barrels of reserves.  With Caspian Sea discoveries now estimated to hold up to 30 billion barrels of reserves, foreign investment of as much as $140 billion may be required to develop infrastructure within Kazakhstan for production and distribution of these resources.

The oil industry in Kazakhstan has been codified with the development of the Law of Petroleum which sets out the conduct of the oil and gas industry and the roles of participants, both private and governmental.  The industry is regulated by the Ministry of Energy and Natural Resources, which administers all contracts, licenses and investment programs.  The national oil company has been through several stages of consolidation since the country’s independence in 1991.  The government has been merging the various regional governmental companies previously handling the extraction and transportation sectors of the industry into one consolidated entity to eliminate the bureaucracy and provide for a more efficient management of the country’s natural resources.  This entity maintains a direct ownership on behalf of the state in most large oil field development projects as well as sole ownership and operation of many of the interconnecting oil and gas pipeline systems.   However, governmental ownership or participation in exploration and development projects is not required.

Acquisition of the South Alibek Field

Transmeridian was founded in early 2000 by our CEO, Lorrie T. Olivier, and Peter L. Holstein with the objective of identifying, acquiring and developing international oil and gas properties.  Although the search was not limited to the Caspian Sea region, most of the efforts of the founders were focused in this area.  Mr. Olivier believed that this area held the greatest opportunity and was an area where his knowledge, business contacts and experience could be applied to the best advantage.  Mr. Holstein resigned from the Company and the Board of Directors during 2002.

In May 1999, prior to the official formation of the Company, the founders signed a consulting agreement with Kornerstone Investment Group Ltd. (“Kornerstone”).  The controlling shareholder in Kornerstone is a citizen of Kazakhstan who is involved in oil and gas production and other business endeavors.  He is also employed on a part-time basis as a consultant and manager of Caspi Neft.  Under this agreement, the founders engaged Kornerstone to identify and assist in the acquisition of oil and gas properties in Kazakhstan and the Caspian Sea region.  Since the founders had not received any significant funding for the Company at that time, the agreement with Kornerstone provided that the compensation would be in the form of a 10% carried working interest in the property.  The agreement requires us to pay all costs of acquisition, development and operations attributable to the 10% carried working interest.  We are entitled to recover all of our costs related to the carried interest from the production revenues attributable to this interest.  After these costs have been fully recovered, Kornerstone will participate as a 10% working interest owner in all development and operating costs incurred subsequent to that point.

In early 2000, Kornerstone identified an opportunity in Kazakhstan known as License 1557, which covered the South Alibek Field.  The Alibekmola Field had been discovered in 1980 by a regional exploration unit of the Ministry of Geology of the former Soviet Union.  The South Alibek field was discovered in a separate fault block adjacent to the Alibekmola Field in 1993.  A total of 31 wells were drilled in the Alibekmola and South Alibek Fields to delineate the producing structures, two of which are within the area covered by our License.  The discovery well for our field, the South Alibek No. 29, was evaluated in 1996 and produced flowing oil during field testing.  After the breakup of the former Soviet Union, the successor to the Ministry of Geology did not have sufficient funds to continue development of the Fields and the South Alibek Field was offered in a public tender in Kazakhstan’s privatization program.

The license and related exploration contract were initially acquired in the tender by a subsidiary of AIL Alpha Corporation, Ltd. (“Alpha”).  License 1557 was granted by the Republic of Kazakhstan on April 29, 1999.  On March 24, 2000, we signed a Share Purchase Agreement with Alpha to acquire the subsidiary which held the title to License 1557.  The total purchase price was $4,000,000.  On March 31, 2000, we sold an option to Tracer Petroleum Corporation (“Tracer”) to purchase up to 50% of our net interest in the field for consideration of $614,158.  These funds were used to meet our initial obligations under the Share Purchase Agreement with Alpha.  In the event that Tracer did not exercise the option to acquire its 50% interest, the agreement provided that Tracer would own 5% of our interest in the field, burdened by their share of Kornerstone’s carried working interest.  Upon the expiration of the option in 2000, the Company recognized a gain of $414,146, based on the difference in the amount paid by Tracer and the cost of the 5% interest.  Until December 1999, Mr. Holstein was Chairman of the Board of Tracer.

On January 1, 2001, we entered into an agreement with Tracer to exchange their 5% working interest in the South Alibek Field for 100,000 shares of convertible preferred stock and warrants to purchase 1,000,000 shares of our common stock for $1.00 per share.  The preferred stock was converted according to its terms on February 27, 2002 into 1,500,000 shares of common stock.  The warrants were not exercised and expired under their terms on January 1, 2003.

Of the balance of $3,385,842 due under the Share Purchase Agreement, $2,000,000 was paid during 2000 from the proceeds of private placements of common stock.  On September 21, 2000, we negotiated an extension of our remaining payment obligations in exchange for a payment of $500,000.  We paid $385,842 in early 2001 and signed a note for the final balance of $1,000,000, which was paid at maturity on December 1, 2001.  This note was repaid with the proceeds from bank borrowings.

Overview of Regional Geology

The South Alibek Field is located in northwestern Kazakhstan within the prolific oil region of Aktobe.  It is in the Mugodzhar region of the Aktubinsk Oblast, 75 miles south of the city of Aktobe.  South Alibek lies in a fairway of oil fields that produce from carbonate reservoirs of Upper and Middle Carboniferous age.  The trend follows the carbonate shelf which was deposited in the shallow waters of an ancient sea in what are now the margins of the Pre-Caspian Basin.  Prolific oil field trends are established in the southern and northern margins of the basin, as well as in the southeastern margins where the South Alibek Field is located.  The carbonate fields found along the margins of the Pre-Caspian Basin account for approximately 70% of Kazakhstan’s oil reserves and production.  The fields in the trend are projected to contain over 15 billion barrels of recoverable reserves, including the super-giant Tengiz field, which is estimated to hold 9 billion barrels of recoverable reserves.

South Alibek is located within 10 miles of two large developed fields, Kenkiyak and Zhanazhol, which contain estimated recoverable reserves of 200 and 750 million barrels of oil, respectively.  It is immediately adjacent to the producing Alibekmola Field, from which it is separated by a large fault.  The South Alibek Field is about 1,000 feet lower than the Alibekmola Field and has a lower oil water contact and generally higher oil quality.

The Mugodzhar region provides good infrastructure for oil and gas development and production, including oil and gas pipelines, electrical transmission connections, all-weather roads, small towns and trained oilfield labor.  This improves our development logistics and lowers our costs compared to drilling in a more remote location.

Field Geology

The primary oil reservoirs in the South Alibek and Alibekmola Fields are in the Middle Carboniferous (KT1) and Lower Carboniferous (KT-2) limestones, which are the main reservoirs for many of the fields throughout the Southeastern Shelf of the Pre-Cambrian Basin.  The tops of these formations are found at an initial depth of 6,500 feet and they have a combined gross thickness of as much as 5,000 feet in the area.  The thickness of net productive intervals can be several hundred feet.

We have conducted an extensive evaluation of the information available about the Field.  This information consists of log data from the 31 wells drilled prior to privatization and recent vintage 2D seismic data.  We have also obtained access to recent 3D seismic data which was acquired by the operator of the adjacent

Alibekmola Field, but which also covers our Field.  Based on the evaluation of this data, we believe that the KT-1 and KT-2 carbonates may be productive over most of the area covered by our License.  Results from the six wells that have recently been drilled in the Alibekmola Field further support this interpretation.

License and Exploration Contract

License 1557 (the “License”) covering the South Alibek Field was granted by the Republic of Kazakhstan on April 29, 1999.  We acquired the License in 2000 as discussed above.  When we acquired the License, it covered an area of 3396 acres.  During 2001, our team of technical specialists performed a detailed evaluation of the South Alibek Field.  This study demonstrated that the productive limits of the producing structure were likely to be significantly larger than the boundaries of the original License.  Based on this field study, we applied to the Kazakhstan Ministry of Energy and Mineral Resources to expand the area covered by the License.  On November 7, 2001, our application was approved and the License was increased to cover an area of 14,111 acres.

Our Exploration Contract (the “Contract”) has a six-year term expiring in April 2005 and requires total capital expenditures during this period of approximately $18 million.  As of December 31, 2002, the cumulative capital expenditures which are creditable to our obligations under the Contract totaled approximately $10 million and we have remaining expenditure commitments of approximately $8 million under the Contract.  The Contract may be extended by mutual agreement for two extension periods of two years each.  During the primary term, we can produce wells under a test program and pay a royalty of 2%.  Any extension periods would need to be renegotiated with the government and would require additional capital commitments and could potentially include a reduction in the License area.

If we are successful in establishing commercial production from the Field, an application will be made for an exploration and production contract.  We have the exclusive right to negotiate this contract for the Field, and the government is required to conduct these negotiations under the Law of Petroleum.  However, we are not guaranteed the right to a production contract.  Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  An exploration and production contract will typically require a bonus payment upon execution, the amount of which is subject to negotiation.  If satisfactory terms cannot be negotiated, we have the right to produce and sell oil under the Law of Petroleum for the term of our existing Exploration Contract through April 2005 at a royalty rate of 2%.  The royalty rate under production contracts is subject to negotiation and varies in accordance with estimated reserve and production volumes.  Based on forecast volumes, our average royalty rate over the term of the production contract is expected to be 10% or less.  The Exploration Contract contains a provision which will allow the government to recover, from future revenues, approximately $4.8 million of exploration costs which were incurred prior to privatization.  The production contract, when executed, will contain the final terms for recovery of these costs.

There are two general forms of production contracts in Kazakhstan, production sharing contracts and tax and royalty based contracts.  We favor a tax and royalty based contract and expect to operate under this structure.  Under this financial arrangement, we will pay 100% of the development and operating costs and will be entitled to receive 100% of the revenues from the Field.  In addition to an up-front bonus payment and recovery of certain costs incurred prior to conveyance of the Field, the government will be entitled to a royalty based on the revenues from the Field and corporate income taxes.  As discussed above, we expect our average royalty rate to be 10% or less.  Corporate income taxes in Kazakhstan vary from 30% to 40%.  Additionally, there is a windfall profit tax on oil and gas production which can have the effect of limiting the rate of return, as defined, from production activities.

The government may also require that 10% of our production be sold into domestic markets at local prices.  We would expect these prices to be lower than prices which we would receive in the export market.  However, our transportation costs would be lower as well.  Most of the smaller producers in the region are not currently being required to sell into the domestic market.

Proved Reserves

Our proved oil and gas reserve quantities were prepared by Ryder Scott Company, independent petroleum engineers.  There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures.  They are only estimates and actual reserves may vary substantially from these estimates.  All of our proved reserves are in Kazakhstan.  Our net quantities of proved developed and undeveloped reserves of crude oil and standardized measure of future net cash flows are reflected in the table below.  See further information about the basis of presentation of these amounts in Note 14 of the Notes to Consolidated Financial Statements.

We are the operator and own a 100% working interest in the South Alibek Field, subject to a 10% carried working interest after recovery of costs.  The effect of the carried interest is reflected in the calculation of our net proved reserves.  Our proved reserves have been prepared under the assumption that we obtain a commercial production contract which will allow production for the expected 25-year term of the contract, as more fully discussed above in “License and Production Contract.”  We have estimated the government royalty at a conservative rate of 10%.  We have not reflected the potential reduction in our net proved reserves which would result from the exercise of KSP’s option (defined below) to acquire a 50% interest in Caspi Neft, because this option is subject to substantial financial performance requirements and has not been exercised as of December 31, 2002.  If the option is exercised, our net proved reserves would be proportionately reduced.

All of our current proved reserves relate to Well #29 and the area immediately surrounding it.  The well we are currently drilling, the South Alibek #1, is outside the boundaries of our proved reserves.  We believe that the Field contains significantly larger reserve potential than this initial estimate, but these reserves are considered only probable or possible at this time.  We must drill additional successful wells before these reserves can be classified as proved under SEC guidelines.

Net Proved Crude Oil Reserves and Future Net Cash Flows

As of December 31, 2002

(Quantities in Barrels)

Proved Developed Non-Producing	5,695,613
Proved Undeveloped	11,415,128
Total Proved Reserves	17,110,741

Standardized Measure of Future Net Cash Flows	$143,999,000

In June 2002, the Kazakhstan Ministry of Energy and Natural Resources certified “C1” reserves of 15 million barrels for the South Alibek Field.  C1 Reserves are approximately similar to proved reserves under SEC guidelines.  The primary differences between the Ministry’s C1 reserve estimates and the proved reserves estimated by Ryder Scott Company relate to assumptions about the productive zones and the reserves they contain and assumptions about the size of the productive area which is considered proved.  We believe that the reserve estimates prepared by Ryder Scott Company are reasonable and based on valid assumptions and are generally consistent with the C1 reserves.

Bank Financing and KSP Option

In February 2002, Caspi Neft obtained a credit facility with a Kazakhstan bank which provides for borrowings totaling $20.0 million through July 1, 2003.  A $1.5 million loan agreement with the bank in 2001 served as bridge financing and was repaid with proceeds from the credit facility in February 2002.  As of December 31, 2002, we had borrowings outstanding of approximately $14.3 million and had approximately $0.8 million in outstanding letters of credit, which reduce the amounts available for borrowings.  Under the terms of the credit facility, the parent company, Transmeridian Exploration, Inc., is required to repay accrued interest and principal on the first $2,233,000 of borrowings in August 2003.

The accrued interest outstanding at February 2004 is payable by Caspi Neft at that time.  The remaining principal balance, together with accrued interest, is payable in 12 monthly installments from February 2004 through January 2005.

In connection with this financing, the Company granted an option to Kazstroiproekt (“KSP”) to acquire 50% of the common stock of Caspi Neft.  To exercise this option, KSP must make a capital contribution to Caspi Neft of $15 million, which would be used to repay part of the Facility, and provide an additional $30 million in financing to Caspi Neft at market rates.  The option expires in February 2004.

Field Operations

Subsequent to the acquisition of the South Alibek Field in 2000, we embarked on an early start-up program to begin production testing of Well #29, one of the wells drilled prior to our acquisition of the Field.  Permits were obtained and the work began in February 2001.  The initial work program included remedial work to repair mechanical problems and the evaluation of potentially productive zones which had been identified but not tested in the original drilling and testing of the well in 1996.  During April 2001, the well produced an average of 180 barrels of oil per day during a 30-day test period from a small section of the formation which was open to production without any treatment or improvement in production mechanics.  The oil produced had a high gravity of 39 degrees API with a low sulfur content of about 0.8%.  Cumulative test production of approximately 5,000 barrels was transported by truck and sold at a net price of approximately $10 per barrel.

Remedial work on Well #29 continued during mid-2001 with the perforation of additional productive intervals and design of an improved downhole artificial lift system.   During workover operations, we experienced a mechanical failure and lost a significant amount of equipment down the hole.  It will require a larger workover rig than we had on location at the time to retrieve this equipment and continue with completion operations.  Our current plans are to contract this larger workover equipment to complete and test the South Alibek #1 well and then move the rig to Well #29.

On October 8, 2002, we began drilling operations on the South Alibek #1, the first well we have drilled on the property.  We originally anticipated that drilling of this well would commence by June or July.  However, we experienced delays getting the drilling rig ready for operations and drilling did not commence on schedule.  As of December 31, 2002, the well was drilling at approximately 5,000 feet toward an estimated total depth of 12,500 feet.  This well is located approximately 900 meters from Well #29 and is outside the boundaries of our current proved reserves.  This well is intended to expand the known productive area of our target formations and would thereby increase our proved reserves.

To facilitate drilling and production operations, we have invested significant amounts in field infrastructure, including all-weather roads for heavy equipment, an electrical power substation and power lines and water supply facilities.  We have also constructed a field camp, with living quarters, warehouse and vehicle repair facilities, small medical clinic and extensive winter protection for our drilling equipment and personnel.

We have been developing production and crude oil transportation facilities on a parallel track with our drilling program to assure the earliest possible commercial sales of production.  We contracted with a Canadian firm for the construction of a central oil processing station for the Field, which is part of an estimated $3.8 million project for production facilities.  We will be required to process our crude to remove mercaptans, an impurity in the crude oil, before it will be accepted into the pipelines.

Drilling Rig

On December 28, 2001, we purchased a land drilling rig for $5,300,000 in total consideration, including a note payable for $3,300,000 and $2,000,000 in redeemable common stock.  The rig was acquired for drilling operations in the South Alibek Field.  The rig is a diesel and electric powered National 1320UE, with 2,000 horsepower motors.  It has a depth rating of approximately 20,000 feet and has a 320 ton rating on the draw works.  At the time of the purchase, the rig was in storage in South America.  During

2002, we moved the rig by marine transport vessel to Kazakhstan and undertook various refurbishments and modifications to the rig to make it suitable for use in our operations.  We entered into a contract with a firm experienced with international drilling to conduct the operation of the rig and provide expatriate drilling personnel.  The rig began drilling on the South Alibek #1 well on October 8, 2002.

Transportation and Marketing

Companies in the area of the South Alibek Field utilize both the KazTrans Oil and Russian Transneft pipeline system to transport crude oil to regional hub export locations such as Samara, Ukraine and the Port of Odessa on the Black Sea and European locations such as Poland, Hungry, Lithuania, Germany and Finland.  Pipeline capacity in the area has significantly improved with the opening of the Caspian Pipeline Consortium (“CPC”) pipeline, raising capacity from 250,000 barrels oil per day (“bopd”) to an expected 800,000 bopd.  Two oil pipelines currently service the nearby producing fields, Kenkiyak and Zhanazhol, with capacities of 50,000 bopd and 93,000 bopd, respectively.  One of the pipelines is operating at less than full capacity.  These pipelines transport oil to the Bestamak rail terminal and the oil refinery in Orsk, which is a transfer point for swaps to Western markets.  The Alibekmola Field, adjacent to South Alibek, has begun commercial production, and KazTrans Oil is constructing a pipeline across our license area to connect Alibekmola production to its pipeline at the Kenkiyak Field.  We will have access to this pipeline, subject to capacity limitations.

In the future, we may also be able to access the CPC pipeline by rail or through a planned 280-mile pipeline from Kenkiyak to Atyrau to be constructed by KazTrans Oil.  The capacity of this pipeline would be about 300,000 bopd and would provide an alternative routing for our production.  Our current plans do not rely on entry in the CPC system for its export and sales routes but this facility provides a feasible alternative.  All economic estimates assume the utilization of trucking, pipeline and rail facilities located within 35 miles of the field.

Prior to completion of pipeline facilities, our production will be transported by truck for sale into the local market or for rail shipments to export markets, depending on pricing available at the time.  During 2002, we advanced $338,730 to Emba Trans Ltd. which was used to acquire the Emba Terminal.  The Emba Terminal is a facility for storing and loading crude oil for shipment by rail.  It is located approximately 35 miles from the Field.  The terminal has not been operational for several years and will require an estimated $1.5 million in capital expenditures to make it suitable for our use.  We may also use the terminal to ship crude oil for third parties if we do not require all of the capacity.  Of the advances, approximately $60,000 was used to fund an engineering study, which included the development of plans for bringing the terminal into operational status.  The Emba Terminal is intended primarily for use as an interim solution to sell our production prior to the completion of pipeline and processing facilities.  However, it will also serve as an alternative transportation outlet if our pipeline capacity is constrained.  As of December 31, 2002, ownership of Emba Trans Ltd. had not been legally transferred to the Company, but we are working to complete the transfer of title.  We expect to own 100% of the legal title to the entity, of which 75% is expected to be held by Caspi Neft.

U.S. Activities

During 2002, we acquired leasehold interests in two prospective natural gas properties in Dewitt County, Texas for an acquisition cost of $33,484.  In order to reduce our capital requirements and investment risk, we sold a 33.3% working interest at our cost to one of our shareholders.  The properties are burdened by a 12.5% carried working interest and have a net revenue interest of approximately 77%.  These two properties are located within the Belitz Field in South Texas and cover a total area of approximately 200 acres.  Each of the properties contains an existing non-producing well.  We plan to re-enter these two wells and attempt completion in our target zones of the lower and upper Wilcox.  The Belitz field was discovered in the 1960’s and has produced 34 billion cubic feet of gas from several horizons of the Wilcox formation.  There have been 17 productive wells drilled in the Belitz field.  Our estimated net costs for re-entry and completion of the two wells is approximately $500,000.  We are currently ready to proceed with the project and are attempting to secure funding at this time.

We believe there are compelling economics for the development of U.S. natural gas properties as a result of favorable gas prices.  This strategy is expected to provide diversification of our asset base and build a source of cash flow to fund our U.S. operations and overhead.  We see additional opportunities to acquire and develop U.S. natural gas properties, which are dependent on the availability of funds for investment.

Item 3.  Legal Proceedings

On March 5, 2003, Private Capital Group LLC (“Plaintiff”) filed suit in U.S. District Court, Southern District of New York, against the Company, its Chief Executive Officer and the Company’s stock transfer agent (“Defendants”).  The suit alleges that the Defendants breached their contractual obligations to the Plaintiff in connection with its $200,000 investment in convertible debentures of the Company on August 5, 2002.  The Plaintiff asserts that the Company is in default under the Registration Rights Agreement and other agreements associated with this investment.  The Plaintiff seeks damages estimated to be in excess of $500,000 and injunctive relief.  The Company believes that it is not in default under the Registration Rights Agreement and has meritorious defenses in this matter.  Additionally, the Company has countersued on the grounds of tortious interference with contract in connection with a Registration Statement which the Company was forced to withdraw by the Plaintiff.  The Company intends to vigorously contest this matter.

On February 6, 2003, an attorney for the former Chief Financial Officer of the Company sent a demand letter asserting claims relating to his separation from service from the Company and threatening further legal action.  Attempts to settle this matter have been unsuccessful.  As of May 9, 2003, no suit had been filed in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during our fiscal fourth quarter ended December 31, 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock

Our common stock, par value $0.0006 per share, began trading publicly on February 26, 2002 and is traded on the OTC Bulletin Board under the symbol “TMXN”.  There are 200,000,000 shares authorized by our Amended and Restated Certificate of Incorporation.  As of December 31, 2002, we had 60,147,129 shares issued and outstanding, including 1,000,000 shares subject to mandatory redemption, which were held by an estimated 350 beneficial owners.  The following table presents the high and low sales prices for our common shares, as reported by the OTC Bulletin Board:

	High	Low
Fourth quarter ended December 31, 2002	$0.37	$0.11
Third quarter ended September 30, 2002	$0.52	$0.15
Second quarter ended June 30, 2002	$0.76	$0.20
Period from February 26, 2002 to March 31, 2002	$2.20	$1.20

Preferred Stock

We are authorized by our Amended and Restated Certificate of Incorporation to issue up to 5,000,000 shares of preferred stock.  As of December 31, 2002, we had 3,000 shares of preferred stock outstanding.  These shares have a par value of $0.0006 per share, but carry a preference value of $100 per share.  Dividends are cumulative at the rate of 12.5% per year on the preference value.  See Note 8 of the Notes to Consolidated Financial Statements for further discussion of preferred stock.  As of December 31, 2002, we had accumulated and unpaid dividends totaling $37,520 on the preferred stock.

Dividend Policy on Common Stock

We have never paid cash dividends on our common stock.  We intend to retain future earnings, if any, to meet our working capital requirements and to finance the future operations of our business.  Therefore, we do not plan to declare or pay cash dividends to the holders of our common stock in the foreseeable future.

Recent Issuance of Unregistered Securities

On February 8, 2002, we sold 100 shares of common stock to an individual for cash proceeds of $200.

On March 13, 2002, we issued 1,500,000 shares of common stock upon the conversion of all outstanding shares of Series A convertible preferred stock to common stock pursuant to the original terms.

On April 5, 2002, we issued 4,000,000 shares of common stock as compensation for investment advisory services to be performed over a two year period ending in February 2004.

On April 8, 2002, we issued 4,000,000 shares of common stock to retire the remaining $200,000 obligation to a consulting firm which assisted in arranging our $20 million credit facility.  At our option, this amount was payable either in cash or 4,000,000 shares of common stock.

On April 12, 2002, the Board of Directors awarded 100,000 shares to a consultant as a bonus for his services in increasing the area covered by the License 1557 from 3,396 acres to 14,111 acres.

On August 5, 2002, the Company issued $200,000 in convertible debentures and warrants to purchase 200,000 shares of common stock at $0.42 per share.  The convertible debentures are convertible into common stock at a conversion price equal to 85% of the average of the three lowest closing bid prices of the Company’s common stock during the previous twenty trading days.

On September 30, 2002, we sold 500,000 shares of common stock to an individual for cash proceeds of $100,000.

Additionally, during 2002, two of our founders and major shareholders contributed 6,700,000 shares of their personal common stock back to the Company.  These shares were subsequently retired.

The foregoing issuances of common stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.  No underwriters were engaged in connection with the foregoing issuances of securities.  The sales were made without general solicitation or advertising.  Each purchaser was an “accredited investor” or a sophisticated investor with access to all relevant information necessary to evaluate the investment who represented to the Company that the sales were being acquired for investment.

Equity Compensation Plans

On October 11, 2001, our stockholders approved a plan under which we can grant options to purchase common shares to our officers, directors, employees and consultants.  We are authorized to issue a maximum of 5,000,000 shares under the plan.  As of December 31, 2002, no stock options had been granted under the plan.  From time to time, we have also used common stock to compensate employees and consultants for services provided.  The common stock issued for services during the year ended December 31, 2002 are listed in the above section entitled “Recent Issuance of Unregistered Securities”.

Item 6.  Management’s Discussion and Analysis and Plan of Operations

Transmeridian Exploration, Inc. (the “Company”) was incorporated in the State of Delaware in April 2000.  We are a development stage company organized to acquire and develop oil and gas properties.  Our primary oil and gas property is License 1557 and the related Exploration Contract for the development of the South Alibek Field (the “Field”) in Kazakhstan.  The primary emphasis since our formation in 2000 has been the exploration and development of the Field.  Our operations in the Republic of Kazakhstan are conducted through a wholly owned subsidiary, Caspi Neft TME (“Caspi Neft”).

SEE DISCUSSION OF RISK FACTORS IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-KSB.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis and Plan of Operations where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies in included in Note 1 of the Notes to Consolidated Financial Statements.

Development Stage and Going Concern

We are a development stage company and have not yet commenced our primary revenue-generating activities, which are the production and sales of oil and gas.  Our ability to realize the carrying value of its assets is dependent on being able to produce and sell oil from the South Alibek Field.  Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have accumulated losses totaling $6.4 million and have incurred a significant amount of debt in the development phase of our operations.  To fully develop the Field and achieve positive cash flow, we will require substantial additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

Our consolidated financial statements include all of our consolidated subsidiaries. Our most significant wholly-owned subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field.  Except for the drilling rig, which is owned by the parent company, the assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations.  In February 2002, we granted Kazstroiproekt, Ltd. (“KSP”) a two-year option to acquire a 50% equity interest in Caspi Neft, the subsidiary which holds our interest in the South Alibek Field.  KSP must meet certain financial commitments to exercise its option, including paying $15 million of Caspi Neft’s bank debt and arranging an additional $30 million in bank financing for Caspi Neft.  KSP has until February 2004 to exercise its option. If KSP exercises its option, we may no longer be eligible to fully consolidate Caspi Neft, which would materially affect our financial statements.  The resulting accounting treatment would be dependent on the degree of management control we retain over Caspi Neft and other factors related to the economic substance of our arrangement with KSP.  Additionally, our net interest in the oil and gas reserves of the Field would be proportionally reduced to reflect the new ownership structure.

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study.  A qualified independent petroleum engineer was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with Securities and Exchange Commission guidelines.  However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures.  Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in negotiating a commercial production contract which will allow production for the expected 25-year term of the contract.  A conservative rate of 10% has been used to calculate the government royalty.  Production contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  However, we are not guaranteed the right to a production contract.  If we were not successful in negotiating a production contract on acceptable terms, it would materially change our oil and gas reserve data and estimated future net cash flows.

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements.  This accounting method has a pervasive effect on our reported financial position and results of operations.  The well that we were drilling at December 31, 2002, the South Alibek #1, is classified as exploratory under SEC and GAAP requirements, as it is outside the boundaries of our current proved reserves.  Under the successful efforts method of accounting, the costs of this well have initially been capitalized pending the determination of whether the well increases proved reserves.  If it were not successful in adding proved reserves, these drilling costs would be charged to expense.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig during the time it was being prepared for its intended use.  During the year ended December 31, 2002, we capitalized $1,286,000 of interest costs, which reduced our reported net interest expense to $338,000.  Because most of our emphasis in 2002 has been on the exploration and development of our Kazakhstan property, the resulting interest capitalized was significant.  This capitalized interest becomes part of the capitalized costs of our properties which will be amortized as a part of depreciation, depletion and amortization or charged to expense if the results of our drilling should prove unsuccessful.

Review of Operations and Capital Transactions

Our two primary sources of funding have been private placements of common stock and borrowings under our $20 million credit facility with a Kazakhstan bank.  Through December 31, 2002, we have received a total of $6.4 million in net cash proceeds from sales of common stock.  We have also issued approximately 9.4 million shares, valued at $1.5 million, in exchange for services provided.  Our cumulative proceeds from all borrowings, net of repayments, have amounted to $13.6 million since inception.  These proceeds have been used to fund the purchase of the South Alibek Field, at an initial acquisition cost of $4.0 million, and to fund expenditures for remedial work on South Alibek Well #29, drilling of the South Alibek #1 and costs of support and production facilities.  Our cumulative capitalized costs attributable to the South Alibek Field as of December 31, 2002 were $18.1 million, including $1.1 million of capitalized interest.

In February 2002, we secured a $20 million credit facility to fund operations in the South Alibek Field.  As of December 31, 2002, we had borrowings of $14.3 million outstanding under the facility and had $0.8 million of letters of credit outstanding.  The available capacity under this Facility was fully utilized as of April 2003 through additional borrowings.  A portion of this facility, approximately $2.2 million, is due in August 2003, with the remaining principal balance payable in 12 monthly installments beginning in February 2004.

We have invested approximately $33,000 to acquire two U.S. properties, which are prospective for natural gas.  These projects are ready for drilling operations, pending availability of funds.

We purchased a drilling rig in December 2001 for $5.3 million and spent an additional $0.5 million on refurbishments and modifications to make it suitable for use in our operations in the South Alibek Field.  We also capitalized interest of $0.2 million during the time the rig was being prepared for use.  The acquisition cost of the rig was financed with a $3.3 million note payable and $2.0 million in common stock subject to mandatory redemption.  The rig has been drilling the South Alibek #1 since October 2002.

Our operating and administrative costs during the period from inception through December 31, 2002, have totaled $5.1 million.  Interest expense, net of amounts capitalized totaled $1.3 million.  These are the primary components of our cumulative loss attributable to common shareholders of $6.4 million.  Revenues from test production of oil have been relatively insignificant.  We are considered a development stage company until we establish commercial production and revenues.

Plan of Operations

Our primary near-term objective is to generate sufficient commercial production from the South Alibek Field to fund ongoing development and operating costs of the Field and allow us to service our debt in accordance with its terms.  Our current field development plans include an initial program of seven wells to identify the productive limits of the field, including the South Alibek #1, which is currently drilling.  These wells are expected to cost approximately $3.5 million each to drill, or $21 million in total.  To accelerate this development plan, we plan to contract for a second drilling rig.  This will be dependent on securing our additional financing for development of the Field.  Ultimately, the first phase of field development may require as many as 44 wells.  In addition, we expect to incur approximately $5-6 million for production facilities over the next 12-18 months

Our longer-term strategic plan is to acquire and exploit other mid-sized fields in the Caspian Sea Region.  We consider this an excellent area for oil and gas development and we are actively evaluating new opportunities to build our reserve base in the area.

Outlook for 2003

Credit Facility and Exercise of Option by KSP

In February 2002, we obtained $20.0 million in debt financing from a bank in Kazakhstan.  As of December 31, 2002, the Company had borrowings of approximately $14.3 million and letters of credit of $0.8 million outstanding under this facility, resulting in approximately $4.9 million in available borrowing capacity.  The available capacity under this facility was fully utilized during April 2003 through additional borrowings.  KSP has indicated that it intends to exercise its option to purchase 50% of Caspi Neft in exchange for a $15 million equity contribution (to be applied toward the outstanding debt of Caspi Neft) and the arrangement of $30 million in additional debt financing at market rates.  The Company and KSP are negotiating the commercial terms of this financing with our current bank.  In April 2003, the bank extended $1.5 million in interim financing pending completion of the larger facility.  We are very encouraged by this interim financing and have a reasonable expectation that KSP has the ability and intent to arrange the full $30 million facility.  However, completion of this process is outside our control

Continued Development of South Alibek Field

We are dependent on significant additional funding to continue development of the South Alibek Field.  Our near-term goal is to develop sufficient revenues from production to fund continuing capital expenditures and debt service requirements.  The amount of capital needed is dependent on many factors outside our control, including the costs and results of drilling operations, the ability to find and develop sufficient reserves and rates of production, the ability to effectively bring its future crude oil production to market and the level of future world oil prices.  Management believes that $30 million of additional financing should be sufficient to bring the Field to positive cash flow from operations and provide for the servicing of the Company’s debts.  The most likely source of this $30 million is the additional financing that KSP is required to provide in order to exercise its option to acquire 50% of

Caspi Neft.  However, we are continuing to explore other options to obtain this funding.  We believe that we will be able to secure the necessary funding to continue development of the Field, but many of the factors required to execute our plans are outside our control.

U.S. Operations and Funding of Overhead

We have limited options to fund our U.S. overhead costs on a continuing basis.  Current expenditures for U.S. personnel, occupancy and administrative costs total between $100,000 and $110,000 per month.  Proceeds from borrowings in Kazakhstan are not available to the U.S. parent company to fund its U.S. operations, nor is it able to charge an overhead recovery or management fee.  The U.S. parent company owns the drilling rig used by Caspi Neft for operations in the South Alibek Field and receives net cash flow from Caspi Neft of approximately $18,000 per month after debt service attributable to the rig.  During 2002, we realized proceeds of approximately $100,000 from the private placement of common stock and proceeds of approximately $200,000 from the issuance of convertible debentures.  Additionally, certain shareholders and related parties loaned us $248,025.  We have taken steps to limit or reduce our U.S. overhead costs and believe that we will be able to continue to secure funding for these costs from the sale of common stock or additional borrowings until we achieve positive cash flow from operations and such cash flow becomes available to fund our U.S. operations.

Forward Looking Information

In addition to the historical information contained herein, the discussion in this Form 10-KSB includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements as to our beliefs, plans and expectations about our future operational and financial performance, and may include statements regarding our perceived business opportunities.  These statements are subject to numerous risk factors and uncertainties, including those described in this filing on Form 10-KSB.  Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that such plans and expectations will be realized and actual results may differ materially from those in the forward-looking statements.

Item 7.  Financial Statements

Report of Independent Certified Public Accountants

Board of Directors

Transmeridian Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Transmeridian Exploration, Inc. and Subsidiaries (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from inception to December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeridian Exploration Inc. and Subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and cash flows for the years then ended and for the period from inception to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred cumulative net losses totaling $6,194,000 through December 31, 2002, and, as of that date, the Company’s current liabilities exceeded its current assets by $5,823,000.  These factors, among others, including the Company’s ability to develop its proved reserves, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	John A. Braden & Company, P.C.
John A. Braden & Company, P.C.

Houston, Texas
May 5, 2003

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$624,807	$107,276
Receivables	5,527	270,112
Prepaid expenses	183,391	—
Total current assets	813,725	377,388

Property and equipment:
Oil and gas properties, successful efforts method	18,167,880	7,765,565
Drilling rig and equipment	6,040,818	5,300,000
Transportation equipment	222,844	8,321
Office and technology equipment	170,847	42,403
Total property and equipment	24,602,389	13,116,289
Less accumulated depreciation	205,790	10,430
Net property and equipment	24,396,599	13,105,859

Other assets	1,061,090	400,000
Total assets	$26,271,414	$13,883,247

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,419,004	$1,021,739
Current maturities of long-term debt	3,842,992	1,431,204
Interest payable	1,127,106	22,726
Notes payable to related parties	248,025	—
Total current liabilities	6,637,127	2,475,669

Long-term debt, net of current maturities	13,752,304	3,368,796
Redeemable common stock	2,000,000	2,000,000

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	2	62
Common stock, $0.0006 par value per share, 200,000,000 shares authorized	35,488	33,448
Additional paid-in capital	10,201,625	9,051,981
Deficit accumulated during development stage	(6,355,132)	(3,046,709)
Total stockholders’ equity	3,881,983	6,038,782
Total liabilities and stockholders’ equity	$26,271,414	$13,883,247

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

For the years ended December 31, 2002 and 2001

	For the years ended December 31,		Cumulative Total from Inception to December 31,
	2002	2001	2002

Oil revenues	$—	$51,289	$51,289

Operating and administrative expenses	2,936,603	1,975,534	5,099,277

Operating loss	(2,936,603)	(1,924,245)	(5,047,988)

Other income (expense):
Gain on sale of working interest	—	—	414,146
Interest income	3,929	—	3,929
Start-up costs	—	—	(246,484)
Interest expense, net of capitalized interest	(338,229)	(188,645)	(1,317,944)
Total other income (expense)	(334,300)	(188,645)	(1,146,353)

Net loss	(3,270,903)	(2,112,890)	(6,194,341)

Preferred dividends	(37,520)	(123,271)	(160,791)

Net loss attributable to common stockholders	$(3,308,423)	$(2,236,161)	$(6,355,132)

Basic and diluted loss per share	$(0.06)	$(0.04)

Weighted average common shares outstanding	58,142,461	59,621,255

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2002 and 2001

	Preferred shares	Preferred stock	Common shares (in 000’s)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

Balances at December 31, 2000	3,000	$2	57,797	$34,678	$4,172,329	$(810,548)	$—	$3,396,461

Proceeds from the sale of common stock, net of offering costs	—	—	2,824	1,694	1,633,319	—	—	1,635,013
Preferred stock exchanged for working interest	100,000	60	—	—	1,499,940	—	—	1,500,000
Common stock issued for services	—	—	126	76	153,424	—	—	153,500
Purchase of treasury stock	—	—	—	—	—	—	(1,320)	(1,320)
Proceeds from the sale of treasury stock, net of offering costs	—	—	—	—	1,540,000	—	1,320	1,541,320
Beneficial conversion feature on convertible preferred stock	—	—	—	—	52,969	(52,969)	—	—
Accrued dividends on convertible preferred stock	—	—	—	—	—	(70,302)	—	(70,302)
Retirement of common stock	—	—	(5,000)	(3,000)	—	—	—	(3,000)
Net loss	—	—	—	—	—	(2,112,890)	—	(2,112,890)

Balances at December 31, 2001	103,000	$62	55,747	$33,448	$9,051,981	$(3,046,709)	$—	$6,038,782

Conversion of preferred stock	(100,000)	(60)	1,500	900	(840)	—	—	—
Common stock issued for services	—	—	4,100	2,460	767,540	—	—	770,000
Proceeds from the sale of common stock, net of offering costs	—	—	500	300	99,900	—	—	100,200
Common stock used to retire deferred financing obligation	—	—	4,000	2,400	197,600	—	—	200,000
Beneficial conversion feature on convertible debentures	—	—	—	—	35,924	—	—	35,924
Issuance of warrants in connection with convertible debentures	—	—	—	—	20,000	—	—	20,000
Capital contributed by stockholder	—	—	—	—	25,500	—	—	25,500
Accrued dividends on convertible preferred stock	—	—	—	—	—	(37,520)	—	(37,520)
Retirement of common stock	—	—	(6,700)	(4,020)	4,020	—	—	—
Net loss	—	—	—	—	—	(3,270,903)	—	(3,270,903)

Balances at December 31, 2002	3,000	$2	59,147	$35,488	$10,201,625	$(6,355,132)	$—	$3,881,983

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the years ended December 31, 2002 and 2001

	For the years ended December 31,		Cumulative Total from Inception to December 31,
	2002	2001	2002

Cash flows from operating activities:
Net loss	$(3,270,903)	$(2,112,890)	$(6,194,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,859	9,481	62,290
Amortization of debt financing costs	126,390	—	126,390
Amortization of prepaid contracts	306,250	—	306,250
Stock issued for services	35,000	153,500	734,900
Imputed interest expense	35,924	—	35,924
Gain on sale of working interest	—	—	(414,146)
Decrease (increase) in receivables	9,753	(270,112)	(260,359)
Increase in prepaid expenses	(157,891)	—	(207,451)
Increase in accounts payable and accrued liabilities	807,321	339,724	1,378,484
Net cash used in operating activities	(2,056,297)	(1,880,297)	(4,432,059)

Cash flows from investing activities:
Capital expenditures	(11,486,100)	(1,813,713)	(16,566,988)
Non-cash portion of capital expenditures	1,127,106	—	1,127,106
Depreciation of support equipment	143,501	—	143,501
Advances to Emba Trans Ltd.	(83,898)	—	(83,898)
Proceeds from the sale of working interest	—	—	614,146
Net cash used in investing activities	(10,299,391)	(1,813,713)	(14,766,133)

Cash flows from financing activities:
Proceeds from long-term debt	14,672,759	1,710,103	16,883,020
Repayments of long-term debt	(1,877,463)	(210,103)	(2,087,566)
Increase in notes payable to related parties	248,025	—	248,025
Payment of deferred financing costs	(200,000)	—	(200,000)
Payment of dividends on preferred stock	(70,302)	—	(70,302)
Purchase of treasury stock	—	(1,320)	(1,320)
Proceeds from sale of treasury stock, net	—	1,541,320	1,541,320
Proceeds from sale of common stock, net	100,200	1,635,013	4,895,664
Repayment of amounts due to third parties	—	(1,385,842)	(1,385,842)
Net cash provided by financing activities	12,873,219	3,289,171	19,822,999

Net increase (decrease) in cash and cash equivalents	517,531	(404,839)	624,807

Cash and cash equivalents, beginning of period	107,276	512,115	—

Cash and cash equivalents, end of period	$624,807	$107,276	$624,807

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows – Supplemental Information

For the years ended December 31, 2002 and 2001

	For the years ended December 31,		Cumulative Total from Inception to December 31,
	2002	2001	2002

Amounts paid for:
Interest	$393,452	$174,534	$1,359,055
Interest capitalized (non-cash)	(1,285,994)	—	(1,285,994)
Income taxes	—	—	—

Non-cash transactions:
Common stock issued for services	$770,000	$153,500	$1,469,900
Issuance of common stock to settle deferred financing obligation	200,000	—	200,000
Accrued and unpaid dividends on convertible preferred stock	37,520	70,302	37,520
Capital contribution by stockholder for investor relations services	25,500	—	25,500
Issuance of warrants in connection with convertible debentures	20,000	—	20,000
Retirement of common stock	4,020	3,000	7,020
Exchange of convertible preferred stock for common stock	60	—	60
Acquisition of drilling rig for debt and redeemable common stock	—	5,300,000	5,300,000
Issuance of convertible preferred stock in exchange for working interest	—	1,500,000	1,500,000
Deferred financing costs incurred but not paid in cash	—	400,000	200,000
Acquisition of oil and gas properties for debt	—	—	1,385,842
Conversion of debt to preferred stock	—	—	300,158
Conversion of debt to common stock	—	—	200,000

The accompanying notes are an integral part of these financial statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

December 31, 2002

Note 1 – Organization and Summary of Significant Accounting Policies

Transmeridian Exploration, Inc. (the “Company”) was incorporated in the State of Delaware in April 2000.  The Company’s primary operations are conducted in the Republic of Kazakhstan, through its wholly owned subsidiary, Caspi Neft TME (“Caspi Neft”), which is a Kazakhstan Subsidiary Open Joint Stock Company.

Risk Factors

The Company is a development stage entity organized to acquire and develop oil and gas properties.  Its primary asset is License 1557 and the related Exploration Contract for the development the South Alibek Field (the “Field”) in Kazakhstan.  The Company’s primary emphasis since its formation in 2000 has been the exploration and development of the Field.  In 2002, the Company made an initial investment in the U.S. with the purchase of two undeveloped natural gas properties in Dewitt County, Texas.

The Company’s operations outside the U.S. are subject to various risks inherent in foreign operations.  These risks may include loss of revenue, property or commercial rights as a result of government action or other hazards, such as war or civil unrest.  The Company’s business is also subject to all the operating risks normally associated with the exploration and development of oil and gas properties.

Principles of Consolidation

The consolidated financial statements include the accounts of Transmeridian Exploration, Inc. and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.

In connection with the development financing for the Field, the Company granted a two-year option to Kazstroiproekt (“KSP”), an Open Joint Stock Company domiciled in Kazakhstan, under which KSP has the right to acquire a 50% interest in Caspi Neft upon the satisfaction of certain additional financial requirements, as more fully described in Note 3.  This option expires in February 2004.  The Company has fully consolidated the operations of its 100% owned Caspi Neft subsidiary.  At such time as KSP exercises its option, the Company may no longer be eligible to fully consolidate Caspi Neft.

Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.  Certain of the Company’s cash balances are maintained in foreign banks which are not covered by deposit insurance.  The cash balances in the Company’s U.S. accounts may exceed federally insured limits.

Property and Equipment

The Company follows the “successful efforts” method of accounting for its costs of acquisition, exploration and development of oil and gas properties.

Oil and gas lease acquisition costs are capitalized when incurred.  Unproved properties with significant acquisition costs are assessed quarterly on a property-by-property basis, and any impairment in value is recognized.  Unproved properties with acquisition costs which are not individually significant are aggregated, and the portion of such costs estimated to be nonproductive, based on historical experience, is amortized over the average holding period.  If the unproved properties are determined to be productive, the appropriate related costs are transferred to proved oil and gas properties.  Lease rentals are expensed as incurred.

Oil and gas exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred.  Such costs include seismic expenditures and other geological and geophysical costs.  The costs of drilling exploratory wells are capitalized pending determination of whether they have discovered proved commercial reserves.  If proved commercial reserves are not discovered, exploratory drilling costs are expensed.  Costs to develop proved reserves are capitalized, including the costs of all development wells and related equipment used in the production of crude oil and natural gas.

Depreciation, depletion and amortization of the costs of proved oil and gas properties is computed using the unit-of-production method based upon estimated proved reserves.  Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the calculation of costs to be amortized.  Under Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which the Company is required to implement effective January 1, 2003, the discounted present value of future dismantlement, restoration and abandonment costs will be recognized as a liability on the balance sheet with the offsetting entry recorded as part of the cost of the asset.  The accretion of the discounted liability will be recognized as an operating expense.  Based on the operations completed as of December 31, 2002, the estimated future dismantlement, restoration and abandonment costs related to the South Alibek Field are not significant and there will not be any cumulative effect on the financial statements from the implementation of SFAS No. 143.

Periodically, or when circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.  If the future undiscounted cash flows, based on the Company’s estimates of anticipated production from proved reserves and future crude oil and natural gas prices and operating costs, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

In December 2001, the Company purchased a drilling rig for use in the development of the South Alibek Field.  The rig was placed in service in October 2002 and is being depreciated on the straight-line method over an estimated useful life of 10 years.  Depreciation of the rig, as well as depreciation of other support equipment used in exploration and development activities, is capitalized under the successful efforts method as part of the cost of oil and gas properties.

Transportation equipment and office and technology equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

Maintenance and repairs are charged to expense as incurred.  Replacements and expenditures which improve or extend the life of assets are capitalized.  When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is recognized.

Capitalized Interest Costs

Certain interest costs have been capitalized as a part of the cost of unproved oil and gas properties, including property acquisition costs, wells in progress and related facilities.  Additionally, interest was capitalized on the drilling rig while it was being readied for its intended use.  Total interest costs capitalized during the year ended December 31, 2002 totaled $1,286,000.  No amounts were capitalized prior to December 31, 2002.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and the basis of these assets and liabilities for tax purposes and (ii) operating loss and tax credit carryforwards for tax purposes.  Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Start-up Costs

Start-up costs, including organizational expenses, are expensed as incurred.

Debt Financing Costs

In April 2001, the Company entered into an agreement to pay a business and financial consulting firm $400,000 for assistance in obtaining $20 million in financing for the development of the South Alibek Field.  The consultant was successful in arranging the financing package, which closed in February 2002.  Under the terms of the agreement, one half of the debt placement fee was to be paid in cash.  The balance of $200,000 could be retired with the issuance of 4,000,000 shares of common stock or paid in cash at the Company’s option.  The Company paid one half of the obligation in cash in 2002 and elected to retire the balance with the issuance of common stock.  The deferred debt financing costs are being amortized over the three year term of the financing.

In August 2002, in connection with the issuance of $200,000 in convertible debentures, the Company issued 200,000 warrants at $0.42 per share to the lender.  These warrants were valued at $20,000 using the Black-Scholes model and are being amortized as deferred financing costs over the two year term of the convertible debentures.

Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed based upon the weighted average number of common shares outstanding plus the common shares which would be issuable upon the conversion or exercise of all potentially dilutive securities.  Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are antidilutive.

Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Revenue Recognition

Revenues from the sale of crude oil and natural gas are recorded when production is delivered.  Additionally, any natural gas revenues will be recorded using the sales method.  Under this method, revenues are recognized based on actual volumes of gas sold to purchasers.  The volumes of gas sold may differ from the volumes to which the Company is entitled based on its interests in the properties.  These differences create imbalances which are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  No receivables are recorded for those wells where the Company has taken less than its entitled share of production.  Gas imbalances are reflected as adjustments to proved gas reserves and future cash flows in the supplemental oil and gas disclosures.  As of December 31, 2002, the Company has sold only minimal test production from the South Alibek Field.

Foreign Exchange Transactions

The Company’s functional currency is the U.S. dollar.  The financial statements of the Company’s foreign subsidiaries are measured in U.S. dollars.  Accordingly, transaction costs for the conversion to various currencies for foreign operations are recognized in the consolidated statements of operations at the time of each transaction.

Stock-Based Compensation

The Company intends to account for employee stock-based compensation using the fair value method as prescribed in SFAS No. 123.  Under this method, the Company will record the fair value attributable to stock options granted, based on the Black-Scholes model, and will amortize that amount to expense over the service period required to vest the options.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value.  See Note 6 for discussion of long-term debt.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the presentation in the consolidated financial statements as of December 31, 2002.  The Company made certain adjustments to its financial statements during the fourth quarter of 2002 which affected the other interim periods of 2002.  These adjustments, which include changes to our accounting policies regarding carried working interests and drilling rig operations and adjustments for capitalization of interest on unproved oil and gas properties, depreciation of drilling equipment, amortization of deferred financing costs and others are discussed in Current Reports on Form 8-K dated February 20, 2003 and May 16, 2003.

Note 2 – Going Concern

The Company is a development stage company and has not yet commenced its primary revenue-generating operations, which are the production and sales of oil and gas.  The ability of the Company to realize the carrying value of its assets is dependent on being able to produce and sell oil from the South Alibek Field.  The Company’s primary emphasis since inception has been the exploration and development of the Field, and the Company has invested approximately $18.1 million through December 31, 2002.  This amount includes the initial costs of acquiring the Field, workover and drilling costs, and the costs of support equipment.  The Field has one existing well which has proved reserves, but this well is not capable of production until further workover procedures are performed.  The Company is currently drilling a second well in the Field approximately 900 meters from the existing well and which is outside the present boundaries of its proved reserves.  This well and subsequent wells will delineate the extent and reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on the investment in the Field.  In order to sell significant quantities of oil from the Field, the Company must obtain a production contract from the government of Kazakhstan.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated losses totaling $6,194,000 and has incurred a significant amount of debt in the development phase of its operations.  As of December 31, 2002, current liabilities exceed current assets by $5,823,000.  Additionally, to fully develop the area covered by the Field, the Company needs substantial additional funding.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company.  Continued operations are dependent upon the Company’s ability to meet its financial obligations and to secure additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue as a going concern.

Management has taken steps and has the following plans which it believes will be sufficient to enable the Company to continue in existence:

1)               In February 2002, as more fully described in Note 6, the Company obtained $20,000,000 in debt financing from a bank in Kazakhstan.  As of December 31, 2002, the Company had borrowings of $14,253,000 and letters of credit of $773,000 outstanding under this facility.  The available capacity under this facility was fully utilized during April 2003.  KSP has indicated that it intends to exercise its option to purchase 50% of Caspi Neft in exchange for a $15 million equity contribution (to be applied toward the outstanding debt of Caspi Neft) and the arrangement of $30 million in additional debt financing.  The Company believes that KSP has the ability and intent to consummate this transaction.  However, the timing of completion cannot be predicted and is largely outside the control of the Company.  The Company is currently negotiating an interim increase in the borrowing capacity under this loan facility.  During April 2003, the bank extended $1.5 million in financing to Caspi Neft as an interim step pending arrangements for an expanded facility.

2)               The Company is dependent on significant additional funding to continue development of the South Alibek Field.  The Company’s near-term goal is to develop sufficient revenues from production to fund continuing capital expenditures and debt service requirements.  The amount of capital needed is dependent on many factors outside the control of the Company, including the costs and results of drilling operations, the ability to find and develop sufficient reserves and rates of production, the ability to effectively bring its future crude oil production to market and future world oil prices.  Management believes that $30 million of additional financing should be sufficient to bring the Field to positive cash flow from operations and provide for the servicing of the Company’s debts.  The most likely source of this $30 million is the additional financing that KSP is required to provide in order to exercise its option to acquire 50% of Caspi Neft.  However, the Company is continuing to explore other options to obtain this funding.  The Company believes that it will be able to secure the necessary funding to continue development of the Field, but many of the factors required to execute its plans are outside the control of the Company.

3)               The Company has limited options to fund its U.S. overhead costs on a continuing basis.  Current expenditures for U.S. personnel, occupancy and administrative costs total between $100,000 and $110,000 per month.  Proceeds from borrowings in Kazakhstan are not available to the parent company to fund its U.S. operations, nor is it able to charge an overhead recovery or management fee.  The parent company owns the drilling rig used by Caspi Neft for operations in the South Alibek Field and receives net cash flow of approximately $18,000 per month after debt service attributable to the rig.  During 2002, the Company realized proceeds of approximately $100,000 from the private placement of its common stock and proceeds of approximately $200,000 from the issuance of convertible debentures.  Additionally, as discussed in Note 5, certain shareholders and related parties loaned the Company $248,025.  The Company has taken steps to limit or reduce its U.S. overhead costs and believes that it will be able to continue to secure funding for these costs from the sale of common stock or additional borrowings until it achieves positive cash flow from operations and such cash flow becomes available to fund the Company’s U.S. operations.

Note 3 – Property and Equipment

Oil and Gas Properties

License 1557 (the “License”), covering the South Alibek Field, was granted by the Republic of Kazakhstan on April 29, 1999.  The original License covered 3,396 acres.  In March 2000, the Company acquired the License from an unrelated third-party for $4.0 million.  During 2001, based on its technical review and analysis of the probable productive area of the Field, the Company applied to the Kazakhstan Ministry of Energy and Mineral Resources to expand the area covered by license area.  In November 2001, the Company’s application was approved and the License was expanded to cover an area of 14,111 acres.  Through Caspi Neft, the Company owns 100% of the working interest in the Field, subject to a 10% carried working interest and an option agreement under which KSP may acquire 50% of the stock of Caspi Neft, each as discussed below.

The Exploration Contract (the “Contract”) associated with the License has a six-year term which expires in April 2005.  The Contract requires capital expenditures during this period of approximately $18 million.  As of December 31, 2002, the Company’s capital expenditures which are creditable to its obligations under the License totaled approximately $10 million and the Company has remaining expenditure commitments of approximately $8 million under the Contract.  The Contract may be extended by mutual agreement for two extension periods of two years each.  During the primary term, the Company can produce wells under a test program and pay a royalty of 2%.  Any extension periods would need to be renegotiated with the government and would require additional capital commitments and could potentially include a reduction in the License area.  The Exploration Contract contains a provision which will allow the government to recover, from future revenues, approximately $4.8 million of exploration costs which were incurred prior to privatization.  The production contract, when executed, will contain the final terms for recovery of these costs.

If the Company is successful in establishing commercial production from the Field, an application will be made for an exploration and production contract.  The Company has the exclusive right to negotiate this contract for the Field, and the government is required to conduct these negotiations under the Law of Petroleum.  Such contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  However, the Company is not guaranteed the right to a production contract.  An exploration and production contract will typically require a bonus payment upon execution, the amount of which is subject to negotiation.  If satisfactory terms cannot be negotiated, the Company has the right to produce and sell oil under the Law of Petroleum for the term of its existing Exploration Contract through April 2005 at a royalty rate of 2%.  The royalty rate under production contracts is subject to negotiation and varies in accordance with estimated reserve and production volumes.  Based on forecast volumes, the average royalty over the term of the production contract is expected to be 10% or less.

Kornerstone Investment Group Ltd. (“Kornerstone”) was originally engaged by the founders of the Company to identify and assist in the acquisition of oil and gas properties in Kazakhstan and the Caspian Sea region.  The agreement with Kornerstone provided for compensation to Kornerstone in the form of a 10% carried working interest.  Under the terms of this carried interest, the Company is required to pay all acquisition, exploration, development and operating costs attributable to the 10% carried interest.  The Company is also entitled to receive all revenues attributable to the 10% carried interest until the Company’s costs are recovered.  Thereafter, Kornerstone will participate as a 10% working interest owner.

The Company’s ownership of the South Alibek Field is held through its wholly-owned subsidiary, Caspi Neft.  In November 2001, the Company entered into a Share Purchase Agreement with KSP, which granted KSP the option to purchase a 50% interest in Caspi Neft.  To exercise this option, KSP must make a $15 million contribution of capital to Caspi Neft, which would be used to repay part of the existing bank debt and must arrange $30 million in additional financing at a market rate of interest.  The option expires in February 2004.  See further discussion of financing arrangements for development of the Field in Note 6.

During 2002, the Company spent $33,484 to acquire leasehold interests for the development of two natural gas wells in South Texas.

Drilling Rig and Equipment

In December 2001, the Company purchased a drilling rig for $5,300,000 in total consideration, including a note payable for $3,300,000 and $2,000,000 in common stock, which is redeemable for cash at the option of the seller of the rig.  See Notes 6 and 7 for further discussion.

The rig was acquired for drilling operations in the South Alibek Field.  At the time the Company purchased the drilling rig, it was in storage in South America.  In early 2002, the Company arranged to have the rig transported to Kazakhstan via marine cargo vessel.  In addition, the Company undertook various refurbishments and modifications to the rig to make it suitable for use in the Company’s operations.  The Company contracted with a firm experienced in international drilling to operate the rig and provide expatriate drilling personnel.  The rig began drilling operations in October 2002.

Note 4 – Other Assets

Other assets consist of the following:

	December 31,

	2002	2001
Debt financing costs, net of amortization	$293,610	$400,000
Prepaid investment advisory contract	428,750	—
Advances to Emba Trans Ltd.	338,730	—
	$1,061,090	$400,000

See Note 1 (Debt Financing Costs) for discussion of debt financing costs and Note 8 (Common Stock Issued for Services) for discussion of prepaid investment advisory contract.

As of December 31, 2002, the Company has made cumulative advances of $338,730 to Emba Trans Ltd.  These advances were used to fund the purchase of the Emba terminal, a facility for storing and loading crude oil for shipment by rail, which is intended to be used as an alternate transportation route for the Company’s production from the South Alibek Field.  The terminal may also be used to ship crude oil for third parties if the Company does not require all of the capacity.  The terminal has not been operational for several years and will require an estimated $1.5 million in capital expenditures to make it suitable for use by the Company.  Of the advances at December 31, 2002, approximately $60,000 was used to fund an engineering study, which included the development of plans for bringing the terminal into operational status.  As of December 31, 2002, ownership of Emba Trans Ltd. had not been legally transferred to the Company, but the Company is working to complete the transfer of title.  The Company expects to own 100% of the legal title to the entity, of which 75% is expected to be held by Caspi Neft.

Note 5 – Notes Payable to Related Parties

In a series of notes issued between June 2002 and November 2002, certain shareholders and related parties, including the Chief Executive Officer of the Company, loaned the Company $248,025.  These notes bear interest at 17% and are due on September 30, 2003.

Note 6 – Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2002	2001
Credit facility with a Kazakhstan bank	$14,253,000	$—
Bridge loan from a Kazakhstan bank	—	1,500,000
Note payable secured by drilling rig	3,142,296	3,300,000
Convertible debentures	200,000	—
Total debt (1)	17,595,296	4,800,000
Less current maturities	3,842,992	1,431,204
Long-term debt	$13,752,304	$3,368,796

Management believes the fair value of debt at December 31, 2002 and 2001 approximates its book value.

Future maturities of long-term debt at December 31, 2002, are as follows:

2003	$3,842,992
2004 (1)	12,750,638
2005	1,001,666
2006	—
2007	—
Thereafter	—
$17,595,296

(1)          Does not include $2 million redeemable common stock due February 4, 2004.  See Note 7.

Credit Facility and Bridge Loan

In February 2002, Caspi Neft entered into a credit facility with a Kazakhstan bank (the “Facility”).  The Facility provides for borrowings totaling $20 million through July 1, 2003 for development of the South Alibek Field and is secured by the Field, the stock of certain subsidiaries, and the stock and other assets of Caspi Neft.  The facility carries an interest rate of 15% and a commitment fee of 0.5% on the unused portion of the Facility.  The parent company, Transmeridian Exploration, Inc. has provided a corporate guarantee of $7 million.  A $1.5 million loan agreement with the bank in 2001 served as bridge financing and was repaid with proceeds from the Facility in February 2002.  Under the terms of the Facility, the parent company is required to repay accrued interest and principal on the first $2,233,000 of borrowings in August 2003.  The accrued interest outstanding on the loan in February 2004 is payable by Caspi Neft at that time.  The remaining principal balance, together with accrued interest, is payable in 12 monthly installments from February 2004 through January 2005.

In addition to the borrowings outstanding, the Company had approximately $773,000 in outstanding letters of credit issued under the Facility, which reduces the amounts available for borrowings.  The Facility contains certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.  The Company is required to provide audited financial statements of Caspi Neft to the bank within 90 days of the end of the fiscal year.  The Company did not meet this requirement, but such non-compliance has been waived by the bank.

In connection with this financing, the Company granted an option to KSP to acquire 50% of the common stock of Caspi Neft.  See additional discussion in Note 3.  To exercise of this option, KSP must make a capital contribution to Caspi Neft of $15 million, which would be used to repay part of the Facility, and provide an additional $30 million in financing to Caspi Neft at market rates.  The option expires in February 2004.  In consideration for the option, KSP paid the Company approximately $65,000 in 2001, which is refundable should they not exercise the option.  This amount is recorded as a current liability.

Note Payable Secured by Drilling Rig

In connection with the acquisition of a drilling rig, the Company issued a note payable for $3,300,000.  The note was originally payable in 24 monthly installments of $152,278 from February 1, 2002 through January 1, 2003, which included interest at 10%.  The Company did not make all scheduled payments during 2002.  In December 2002, a revised agreement was executed which provides for 22 monthly payments of $152,278 from January 1, 2003 though October 1, 2004, with a final payment of $84,670 due on November 1, 2004.  The interest rate remained at 10%.  The note is secured by the drilling rig.

Convertible Debentures

On August 5, 2002, the Company issued $200,000 in convertible debentures to Private Capital Group (“PCG”).  The debentures bear interest at 7% and are due in August 2004.  PCG has the right to convert the principal and interest due pursuant to the note into shares of common stock of the Company.  The number of shares upon conversion shall be computed based upon a conversion ratio equal to the lesser of (i) $0.36 per common share or (ii) 85% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty trading days immediately preceding the date that notice of conversion is given.

The 15% discount contained in the conversion terms represents a beneficial conversion feature as addressed in EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  Under EITF 98-5, a portion of the proceeds received from the convertible debentures is allocable to the beneficial conversion feature.  The amount assigned to the beneficial conversion feature is determined as the excess of the market value of the common stock issuable upon conversion over the stated value at the date of issuance.  The amount attributable to the beneficial conversion feature was $35,924.  This amount is recorded as additional paid-in capital and is required to be recognized as additional interest expense over the period ending with the earliest conversion date.  Since the debentures are immediately convertible, the Company recognized the additional interest expense during 2002.

Additionally, PCG was granted warrants to purchase 200,000 shares of Company common stock at $0.42 per share, which expire in August 2005.  The warrants were valued at $20,000 using the Black-Scholes model.  This amount has been recorded as additional paid-in capital and deferred financing costs which will be amortized to interest expense over the two-year term of the convertible debentures.

The Chief Executive Officer of the Company pledged 2.5 million shares of the Company’s common stock owned by him as security for the Company’s obligations under the debentures.  The Company was also required to file a Registration Statement and complete its effectiveness within 120 days of the date of borrowings.  As discussed in Note 13, on March 5, 2003, PCG filed suit for breach of contract relating to the convertible debentures.  The Company intends to vigorously contest this matter.

Note 7 – Redeemable Common Stock

During December 2001, the Company purchased a drilling rig for use in its Kazakhstan operations.  Part of the consideration for the purchase was 1,000,000 shares of common stock.  Under the terms of the purchase agreement, these shares were redeemable, at the option of the seller, for $2.00 per share, or $2,000,000 in the aggregate, by the end of 2002.  This obligation was renegotiated on December 28, 2002 and now requires the redemption of the stock, at the option of the holder, on February 1, 2004.  The revised agreement also provides interest at 10% on the unpaid balance of the redemption amount.  In the event the seller sells any of the shares prior to February 1, 2004, the proceeds of such sales would reduce the redemption obligation of the Company.

Note 8 – Stockholders’ Equity

12.5% Convertible Preferred

During 2000, the Company borrowed $300,158 from a third party, which carried interest at 12.5%.  The Company also issued warrants to purchase 1,200,000 common shares at an exercise price of $1.00 per share.  The Company entered into a credit conversion agreement on August 23, 2000 under which the notes were exchanged for $300,158 of convertible preferred stock, consisting of 3,000 shares, with a par value of $0.0006 per share and a preference value of $100 per share.  The convertible preferred stock accrues dividends at 12.5%.  At the Company’s option, the preferred shares may be converted to common stock or redeemed in cash.  The conversion rate is 85% of the average bid price for the five previous consecutive trading days prior to the conversion date.  In connection with this credit conversion agreement, the Company issued 1,200,000 shares of common stock in exchange for cancellation of the 1,200,000 warrants outstanding.  During 2002, these shares were purchased jointly by the CEO of the Company and the operations manager of our Kazakhstan operations.

The 15% discount contained in the conversion terms represents a beneficial conversion feature as addressed in EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.”  Under EITF 98-5, a portion of the proceeds received from the convertible preferred stock is allocable to the beneficial conversion feature.  The amount assigned to the beneficial conversion feature is determined as the excess of the market value of the common stock issuable upon conversion over the stated value of the preferred stock.  This amount attributable to the beneficial conversion feature was $52,969.  This amount is treated as additional paid-in capital and is recognized as an additional preferred stock dividend charged to retained earnings over the period ending with the earliest conversion date.  Since the preferred shares are immediately convertible, the Company recognized the additional preferred stock dividends during 2001.

At December 31, 2002 and 2001, the Company had accrued preferred stock dividends of $37,520 and $70,302, respectively, which were included in accrued liabilities.

2001 Convertible Preferred

In connection with the acquisition of a 5% working interest in the South Alibek Field in April 2001, the Company issued 100,000 shares of convertible preferred stock.  This convertible preferred stock had no dividend obligation and was convertible into 1,500,000 shares of the Company’s common stock.  In March 2002, the preferred stock was converted to common stock.

Common Stock Reserved for Issuance

There are 200,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation and 59,147,129 and 55,747,029 common shares were issued and outstanding as of

December 31, 2002 and 2001, respectively.  These share totals exclude redeemable common stock.  Shares of common stock reserved for issuance at December 31, 2002 are summarized as follows:

Stock option plan (1)	5,000,000
Convertible preferred stock (2)	2,207,000
Convertible debentures (2)	1,470,000
Warrants which expire in 2003 (3)	1,375,500
Redeemable common stock (4)	1,000,000
Warrants which expire in 2005	200,000
Total	11,252,500

1)              As of December 31, 2002, there were no stock options issued and outstanding under this plan.

2)              These instruments are convertible into a variable number of common shares according to formulas which include a discount to the current market price of the common shares.  The above table reflects the approximate number of shares which would have been issuable upon conversion based on the closing stock price of $0.16 per share at December 31, 2002.  The actual number of shares issuable upon conversion could differ substantially from these amounts based on current market prices at the time of conversion.

3)              These warrants expired without being exercised subsequent to December 31, 2002.

4)              These shares have been issued, but are subject to mandatory redemption by the Company.  Accordingly, they are not reflected in common shares outstanding.

Common Stock Issued for Services

The Company has entered into several agreements to exchange common stock for services, including investment advisory services, financial consulting and other services related to the operations of the Company.  The stock has been valued based on the fair market value of the stock at the time of the agreements or the value of the services rendered, whichever was more clearly evident.  During the year ended December 31, 2002, the Company issued 4,100,000 common shares for services.  This amount included 4,000,000 shares issued as compensation for investment advisory services, which was recorded as a prepaid expense of $735,000.  The agreement covers a two year period ending in February 2004 and the prepaid amount is being amortized to expense over its term.  During the year ended December 31, 2001, the Company issued 126,429 shares in exchange for services.

In December 2002, the Chief Executive Officer of the Company transferred, from his personal holdings, 150,000 shares of the Company’s common stock as compensation for a contract with an investor relations firm.  The common stock was valued at $0.17 per share, or $25,500 in the aggregate, and has been recorded as contributed capital and a prepaid expense.  The cost of the services will be charged to expense over the 90-day term of the contract.

Retirement of Common Stock

On several occasions, the founders and major shareholders of the Company have contributed common shares back to the Company, which were then retired.  Such share contributions were generally made to mitigate the dilutive effects of other share issuances by the Company.  During the years ended December 31, 2002 and 2001 the founders returned 6,700,000 and 5,000,000 common shares, respectively.  Additionally, in 2001, the Company purchased 2,200,000 shares of treasury stock from the founders at par value.  These shares were subsequently sold in a private placement.

Warrants

As of December 31, 2002, the Company had outstanding warrants to purchase 1,375,500 shares of the Company’s common stock at $1.00 per share, which expire in January and February of 2003.  These warrants expired unexercised subsequent to year end.

In connection with the issuance of $200,000 of convertible debentures in 2002, the Company issued warrants to purchase 200,000 shares of the Company’s common stock at $0.42 per share.  These warrants expire in August 2005.  The value of the warrants, calculated in accordance with the Black-Scholes model, was $20,000 and will be recognized as additional interest expense over the two year term of the debentures.

Stock Option Plans

The Company has an incentive stock option plan (the “Plan”) under which 5,000,000 shares of common stock may be granted to officers, board members, key employees and consultants through December 31, 2010.  Under the Plan, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant and all options granted have a maximum term of five years.  The vesting period is to be determined by the Board of Directors at the date of grant.  As of December 31, 2002, no options had been granted under this Plan.

Note 9 – Income Taxes

Income before income taxes is composed of the following:

	Years Ended December 31,
	2002	2001
United States	$(2,064,614)	$(135,320)
International	(1,206,289)	(1,977,570)
	$(3,270,903)	$(2,112,890)

A reconciliation of the federal statutory income tax amounts to the effective amounts is shown below:

	Years Ended December 31,
	2002	2001
Income tax benefit computed at statutory rates	$(1,112,107)	$(718,383)
Adjustment to valuation allowance	1,112,107	718,383
	$—	$—

At December 31, 2002 and 2001 the components of the Company’s deferred tax assets and liabilities were as follows:

	As of December 31,
	2002	2001
Capitalized interest	$(437,000)	$—
Net operating loss carryforwards	2,543,000	990,000
Valuation allowance	(2,106,000)	(990,000)
	$—	$—

As of December 31, 2002, the Company has estimated net operating loss carryforwards of $3,236,000 in the U.S. and $4,244,000 in Kazakhstan.  The net operating loss carryforwards include the deduction of $1,286,000 in interest which has been capitalized for book purposes.  If they are not utilized prior to these dates, the U.S. net operating losses will expire between 2020 and 2022, while the Kazakhstan net operating losses will expire in 2009 and 2010.

The Company has not recorded any deferred tax assets or income tax benefits from the net operating losses for the years ended December 31, 2002 and 2001.  The Company has placed a 100% valuation allowance against the deferred tax asset because future realization of the net operating losses is not assured.

Note 10 – Commitments and Contingencies

Threatened Claims

On February 6, 2003, an attorney for the former Chief Financial Officer of the Company sent a demand letter asserting claims relating to his separation from service from the Company and threatening further legal action.  Attempts to settle this matter have been unsuccessful.  As of May 9, 2003, no suit had been filed in this matter.

In addition to the claims relating to his separation from service from the Company, this individual has alleged that certain of the Company’s filings with the Securities and Exchange Commission during his tenure as Chief Financial Officer may contain financial information and other disclosures which are inaccurate or misleading, or may fail to include information which is required to be disclosed.  This individual has further alleged that certain transactions may not have been properly authorized or made in compliance with the Company’s internal control procedures and may not have been properly recorded in the Company’s financial statements.

These allegations were referred to the Company’s audit committee, which initiated an investigation into the matter.  The Company has resolved, to the satisfaction of the audit committee, all of the allegations about which it has sufficient information to pursue.  However, this individual has also made non-specific allegations, without providing sufficient information to enable the Company’s management or the audit committee to assess the veracity or materiality of these allegations or to determine what changes, if any, should be made to the Company’s current or previous SEC filings.  As discussed in Note 1, the Company filed Current Reports on Form 8-K on February 20, 2003 and May 16, 2003 to amend the financial statements for the interim periods of the year ended December 31, 2002.  Management of the Company believes it has taken prudent steps to address these allegations and provide reasonable assurance that the financial statements and other disclosures in its annual report on Form 10-K are not misleading.  The Company is not aware of any further adjustments which would be necessary as a result of these allegations.  However, the audit committee will continue to investigate any further allegations or information which it receives.

International Commitments

The Company, through its subsidiary Caspi Neft, is subject to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the South Alibek field in Kazakhstan.  In connection with the Exploration Contract, the Company has committed to spend approximately $18 million on development of the Field through 2005.  As of December 31, 2002, the Company had a remaining expenditure commitment of approximately $8 million.

Environmental

The Company, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may impose liability on the lessee under an oil and gas lease or concession for the cost of pollution clean-up resulting from operations and also may subject the lessee to liability for pollution damages.

Lease Commitments

The Company has operating leases for office facilities and certain equipment.  Net rental expense under all operating leases and rental agreements was $378,000 and $178,000 in 2002 and 2001, respectively.

The Company leases office facilities in Houston and Kazakhstan under leases greater than one year.  Future minimum lease commitments under long-term non-cancelable operating leases are as follows:

2003	$186,000
2004	186,000
2005	186,000
2006	186,000
2007	86,000
Thereafter	—
$830,000

Note 11 – Business Segment Information

The Company’s business activities relate solely to oil and gas exploration and production.  The primary emphasis since its formation in 2000 has been the development of the South Alibek Field.  In 2002, the Company made an initial investment in U.S. properties.  The drilling rig purchased in 2001 is used to support the Company’s development activities in Kazakhstan.  At December 31, 2002 and 2001, substantially all of the Company’s assets were located in Kazakhstan.  For each of the two years ended December 31, 2002, substantially all of the Company’s results of operations were general and administrative, operating and other start-up costs associated with its operations in Kazakhstan.

Note 12 – Conveyance of Working Interest

During the year ended December 31, 2000, the Company sold an option to acquire a 5% working interest in the South Alibek Field for $614,146 in cash.  The Company’s costs attributable to this working interest were $200,000, which resulted in a gain of $414,146.  In April 2001, the Company reacquired the 5% working interest for consideration of 100,000 shares of convertible preferred stock, 1,000,000 warrants for the purchase of common stock at $1.00 per share and the forgiveness of approximately $50,000 of joint interest billings.

Note 13 – Subsequent Events

On March 5, 2003, Private Capital Group LLC (“Plaintiff”) filed suit against the Company, its Chief Executive Officer and the Company’s stock transfer agent (“Defendants”).  The suit alleges that the Defendants breached their contractual obligations to the Plaintiff in connection with its $200,000 investment in convertible debentures of the Company on August 5, 2002.  The Plaintiff asserts that the Company is in default under the Registration Rights Agreement and other agreements associated with this investment.  The Plaintiff seeks damages estimated to be in excess of $500,000 and injunctive relief.  The Company believes that it is not in default under the Registration Rights Agreement and has meritorious defenses in this matter.  Additionally, the Company has countersued on the grounds of tortious interference with contract in connection with a Registration Statement which the Company was forced to withdraw by the Plaintiff.  The Company intends to vigorously contest this matter.

In January 2003, the Company issued 1,500,000 shares to settle all remaining obligations in connection with the April 2002 resignation of the former Chairman of the Company, including obligations related to a consulting contract.  As of December 31, 2002, the Company had a liability of $180,000 associated with these obligations, which approximated the fair market value of the common stock upon settlement.

In February 2003, the Company issued 1,500,000 shares of common stock, valued at $147,000, in exchange for drill pipe for use in its Kazakhstan operations.

Note 14 – Supplemental Oil and Gas Disclosures

Costs Incurred

Cost incurred in oil and gas property acquisition, exploration and development activities, whether expensed or capitalized, are reflected in the table below.  This schedule does not include the costs of the drilling rig which was purchased and modified for use in the Company’s development activities in Kazakhstan.  Costs incurred for the drilling rig were $741,000 and $5,300,000 in 2002 and 2001, respectively.

	Kazakhstan	United States	Total
Year ended December 31, 2002:
Acquisition costs of properties:
Proved	$—	$—	$—
Unproved	7,915	28,463	36,378
Exploration costs	9,300,423	—	9,300,423
Development costs	—	5,021	5,021
Capitalized interest	1,060,495	—	1,060,495
Total	$10,368,833	$33,484	$10,402,317

Year ended December 31, 2001:
Acquisition costs of properties:
Proved	$1,653,023	$—	$1,653,023
Unproved	—	—	—
Exploration costs	—	—	—
Development costs	1,667,090	—	1,667,090
Capitalized interest	—	—	—
Total	$3,320,113	$—	$3,320,113

Capitalized Costs

The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization (“DD&A”), including any accumulated valuation allowances, were as follows.  These capitalized costs do not include the drilling rig which was purchased and modified for use in the Company’s development activities in Kazakhstan.  Capitalized costs for the drilling rig were $6.0 million and $5.3 million at December 31, 2002 and 2001, respectively.

	Kazakhstan	United States	Total
As of December 31, 2002
Proved properties	$7,765,565	$—	$7,765,565
Unproved properties	10,368,831	33,484	10,402,315
Total oil and gas properties	18,134,396	33,484	18,167,880
Accumulated DD&A	—	—	—
Net oil and gas properties	$18,134,396	$33,484	$18,167,880

As of December 31, 2001
Proved properties	$7,765,565	$—	$7,765,565
Unproved properties	—	—	—
Total oil and gas properties	7,765,565	—	7,765,565
Accumulated DD&A	—	—	—
Net oil and gas properties	$7,765,565	$—	$7,765,565

Oil and Gas Reserve Information (Unaudited)

Basis of Presentation

Proved oil and gas reserve quantities are based on estimates prepared by Ryder Scott Company, independent petroleum engineers.  There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures.  The following reserve data represent estimates only and actual reserves may vary substantially from these estimates.  All of the Company’s proved reserves were in Kazakhstan in 2002 and 2001.  The Company’s net quantities of proved developed and undeveloped reserves of crude oil and changes therein are reflected in the table below.

The Company is the operator and owns a 100% working interest in the South Alibek Field, subject to a 10% carried working interest after recovery of costs.  The effect of this carried interest is reflected in the calculation of the Company’s net proved reserves and future net cash flows.

As discussed in Notes 3 and 6, the Company has granted KSP an option to acquire a 50% interest in Caspi Neft, the wholly owned subsidiary which holds title to the Company’s interest in the Field.  In order to exercise this option, KSP must make a $15 million capital contribution, which would be used to repay part of the outstanding bank debt of Caspi Neft, and arrange an additional $30 million in financing.  In the event that KSP exercises its option to acquire a 50% interest, the Company may no longer be eligible to fully consolidate Caspi Neft.  In that event, the Company’s effective interest in the reserves would be proportionately reduced.  As this option is subject to substantial performance requirements and has not been exercised as of December 31, 2002, net proved reserves and future net cash flows do not reflect this potential reduction in the Company’s interest.

The Company is operating under an Exploration Contract with the government of Kazakhstan which ends in April 2005.  At such time as the Company is successful in establishing commercial production from the

Field, an application will be made for an exploration and production contract.  The Company has the exclusive right to negotiate this contract for the Field, and the government is required to conduct these negotiations under the Law of Petroleum.  However, the Company is not guaranteed the right to a production contract.  Such contracts are customarily awarded for a period of 25 years upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  If satisfactory terms cannot be negotiated, the Company has the right to produce and sell oil under the Law of Petroleum for the term of its existing Exploration Contract through April 2005 at a royalty rate of 2%.  The royalty rate under production contracts is subject to negotiation and varies in accordance with estimated reserve and production volumes.  Based on forecast production volumes, the average royalty over the term of the production contract is expected to be 10% or less.  The Company’s oil and gas reserve data and future net cash flows have been prepared assuming a commercial production contract is obtained which will allow production for the expected 25 year term of the production contract.  A conservative rate of 10% has been used to calculate the government royalty.

Estimated Quantities of Net Proved Crude Oil Reserves

(Quantities in Barrels)

	Years ended December 31,
	2002	2001
Net proved crude oil reserves:
Beginning of year	17,645,418	17,213,772
Revisions of previous estimates	(534,677)	431,646
Extensions, discoveries and other additions	—	—
Production	—	—
End of year	17,110,741	17,645,418

Net proved developed reserves:
Beginning of year	5,808,683	5,675,781
End of year	5,695,613	5,808,683

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

Basis of Presentation

The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives.  Estimates of future production expenditures, including taxes and future development costs, are based on management’s best estimate of such costs assuming a continuation of current economic and operating conditions.  No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs.  Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities.  The sales prices used in the calculation are the year-end prices of crude oil, including condensate and natural gas liquids, which as of December 31, 2002 and 2001 were $23.99 and $15.37 per barrel, respectively.  These prices were based on North Sea Brent crude prices, less a discount for transportation and quality differentials.  No value was assigned to natural gas reserves, as there is not currently an established market or pipeline facilities for gas sales.  Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  This information is not intended to represent a forecast or fair market value of the Company’s oil and gas assets, but does present a standardized disclosure of discounted future net cash flows that would result under the assumptions used.  The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for 2002 and 2001 were as follows:

Standardized Measure of Discounted Future Net Cash Flows

(Amounts in Thousands)

December 31, 2002:
Future cash inflows	$410,487
Future production and development costs	(36,575)
Undiscounted future net cash flows before income tax	373,912
10% discount for estimated timing of cash flows	(169,595)
Present value of future net cash flows before income tax	204,317
Future income tax expense, discounted at 10%	(60,318)
Standardized measure of discounted future net cash flows	$143,999

December 31, 2001:
Future cash inflows	$271,298
Future production and development costs	(37,889)
Undiscounted future net cash flows before income tax	233,409
10% discount for estimated timing of cash flows	(104,492)
Present value of future net cash flows before income tax	128,917
Future income tax expense, discounted at 10%	(39,511)
Standardized measure of discounted future net cash flows	$89,406

The following table presents a reconciliation of changes in the standardized measure of discounted future net cash flows:

Changes in the Standardized Measure of Discounted Future Net Cash Flows

(Amounts in Thousands)

	Years ended December 31,
	2002	2001

Standardized Measure, beginning of year	$89,406	$98,986
Sales and transfers of oil and gas produced, net of production costs	—	(51)
Net changes in prices, development and production costs	83,980	(24,905)
Extensions, discoveries and improved recovery, less related costs	—	—
Purchase of minerals in place	—	—
Development costs incurred and changes during the period	252	616
Revisions of previous quantity estimates	(6,630)	3,274
Increase in present value due to passage of one year	12,892	14,946
Net changes in production rates and other	(15,094)	(14,419)
Net change in income taxes	(20,807)	10,959
Standardized Measure, end of year	$143,999	$89,406

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 15, 2002, the Company notified Grant Thornton LLP that they would no longer be engaged as the Company’s principal independent accountants.  This decision was recommended by the Company’s management and approved by the Company’s Audit Committee and Board of Directors.  In connection with its audits for the most recent fiscal years ended December 31, 2001 and 2000, there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.  Grant Thornton LLP’s reports on the financial statements for each of those fiscal years contained an emphasis paragraph as to uncertainty about the Company’s ability to continue as a going concern.

The Company engaged John A. Braden & Co., P.C. as its new independent accountants effective May 15, 2002.  The Braden firm conducted a re-audit of the financial statements for the fiscal years ended December 31, 2001 and 2000 and has issued an opinion on those financial statements.  This opinion also contains an emphasis paragraph as to uncertainty about the Company’s ability to continue as a going concern.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The following table provides information about our Executive Officers and Directors:

Officer / Director	Age	Title	Tenure
Lorrie T. Olivier	52	President & CEO, Chairman of the Board	2000
Bruce A. Falkenstein	44	Vice President of Exploration and Geology	2000
Jeff S. Tucker	32	Assistant Secretary	2002
Philip J. McCauley	41	Director	2000
Angus G.P.M. Simpson	39	Director	2000
James H. Dorman	70	Director	2002

Lorrie T. Olivier co-founded the Company and has served as its President and Chief Executive Officer since inception.  Mr. Olivier became Chairman of the Board in February 2002.  From 1991 to 2000, Mr. Olivier was employed by American International Petroleum Corporation as Vice President of Operations and President of American International Petroleum Kazakhstan, American Eurasia Petroleum and American International Petroleum Holdings.  He was the key executive in charge of developing AIPC’s interests in the Caspian Sea region.  Mr. Olivier has devoted his entire career to international oil and gas exploration and production, serving with Occidental Petroleum and Shell Oil.

Bruce A. Falkenstein joined the Company in 2000 and has served as Vice President of Exploration and Geology since its inception.  Prior to joining Transmeridian, he served for 20 years with Amoco and BP, its successor, where he last held the position of Manager and Chief Geophysicist of the Kazakhstan Exploration team for BP Amoco.  Since 1992, he has worked exclusively on the technical evaluation and acquisition of oil fields and operating licenses in Kazakhstan and the Caspian Sea region.  Mr. Falkenstein has some fluency in Russian.

Jeff S. Tucker has served as Manager of Administration and Reporting and Assistant Secretary.  From 2000 until 2001 he served as Contract Manager for a media technology company in Dallas, Texas.  From 1990 until 2000 he was a Vice President, Secretary, Controller and a Director of Crossroads Environmental Corp.

Philip J. McCauley has been a Director of the Company since its formation in 2000.  He is currently the Chief Executive Officer of Energy Telecom Ltd., a reseller of telecommunications services.  From 1999 to 2002, Mr. McCauley was Chairman and Chief Executive Officer of Audio Navigation Ltd.  From 1983 to 1999, Mr. McCauley was the Chief Executive Officer of TTL Group Ltd.

Angus G.M.P Simpson has been a Director of the Company since its formation in 2000.  He currently serves as a Director of Glencairn Limited and Director and Executive Chairman of Glencairn Specialist Risk, positions he has held since 1998 and 1999, respectively.  Both firms provide risk management and specialized insurance brokerage services.  From 1993 to 1998, Mr. Simpson served as a Director of Crawley Warren & Co. Ltd., also a specialist insurance broker.

James H. Dorman joined the Board of Directors in October 2002.  Mr. Dorman has 45 years of experience as a professional geologist and oil and gas executive.  In 1996, Mr. Dorman founded Doreal Energy Corporation, a publicly-held international exploration and production company, and served as President, Chief Executive Officer and a Director until retiring in 2001.  He began his career with Tenneco, Inc., serving for 28 years, where he last held the position of Exploration Vice President.

Item 10.  Executive Compensation

The following table provides information about the compensation we paid our Chief Executive Officer and the four other most highly compensated executive officers during the last two fiscal years.  There was no cash compensation paid for periods prior to December 31, 2001.

Summary Compensation Table

		Annual Compensation (a)
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation

Lorrie T. Olivier	2002	$200,000	—	—
Chairman and Chief Executive Officer	2001	200,000	—	—

Peter L. Holstein	2002	$78,000	—	—
Former Chairman of the Board (b)	2001	105,000	—	—

Bruce A. Falkenstein	2002	$120,000	—	—
Vice President of Geology and Exploration	2001	110,000	—	—

Jim W. Tucker	2002	$100,000	—	—
Former Chief Financial Officer (c)	2001	94,444	—	—

(a)                    There was no long-term compensation, such as stock options or restricted stock awards, or other compensation paid to these individuals during the last two fiscal years.

(b)                   Mr. Holstein resigned as Chairman of the Board effective February 15, 2002 and resigned from the Board of Directors on September 8, 2002.  In January 2003, the Company issued 1,500,000 shares of common stock to Mr. Holstein to settle all remaining obligations in connection with his separation from service.

(c)                    Mr. Tucker’s employment with the Company ended effective January 3, 2003.  The Company and Mr. Tucker have been unable to agree on the financial terms of his separation from service.  As discussed in Item 3, Legal Proceedings and Note 10 of the Notes to Consolidated Financial Statements, an attorney for Mr. Tucker sent the Company a demand letter asserting claims relating to Mr. Tucker’s separation from service and threatening further legal action.

Compensation of Directors

Directors who are not employees of the Company were not compensated for their service as Directors during the past fiscal year.  We do not currently have any formal plan to compensate our Directors, although they may in the future receive compensation in the form of cash, stock awards or stock options.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 22, 2003, information about the beneficial ownership of our common stock by our Executive Officers and Directors and persons believed by us to be the beneficial owners of more than 5% of the outstanding shares of our common stock.  In compiling this table, we have relied on the records of our transfer agent, public filings and other information available to us.  We believe this information is reliable.  However, these holdings are subject to change and in many cases the beneficial owners of our stock do not have any obligation to inform us of purchases, sales or other changes in their holdings.  Accordingly, we may not become aware of new owners who acquire more than 5% of our common stock.  The percentage information is based on 63,147,129 common shares outstanding as of the above date, which includes 1,000,000 shares subject to mandatory redemption by the Company.

Name of Beneficial Owner	Shares Owned (a)	Percent of Class
Executive Officers and Directors:
Lorrie T. Olivier (b)	15,287,000	24.2%
Bruce A. Falkenstein (c)	1,532,500	2.4%
Philip J. McCauley (d)	550,000	0.9%
Angus G.M.P. Simpson	50,000	0.1%
James H. Dorman	—	—
All directors and officers as a group	17,419,500	27.6%

Other Beneficial Owners:
JMJC Investments, Inc. (b)	6,300,000	10.0%
397 N. Sam Houston Pkwy. E., Suite 300 Houston, TX 77060
Kornerstone Investment Group, Ltd.	5,000,000	7.9%
Trident Chambers P.O. Box 146 Wickhams Cay, Road Town Tortola, British Virgin Islands
Peter L. Holstein (e)	4,510,000	7.1%
10 Strada Principale Henderson, NV 89011
Carl Martin Nagel (f)	3,254,700	5.2%
Akazienweg 8 Bad Vilbel Hessen, Germany 61118

(a)          Each person has sole voting and investment power with respect to the common shares listed, except as noted below.  The address for each of the Executive Officers and Directors is 397 N. Sam Houston Pkwy E., Suite 300, Houston, TX 77060.

(b)         Includes 6,300,000 common shares owned by JMJC Investments, Inc. and 800,000 common shares owned by Colamer Ltd., both which are entities controlled by Mr. Olivier.  The shares held by JMJC Investments, Inc. are also reflected separately as this entity individually owns more than 5% of our common shares.

(c)          Includes 1,187,500 common shares owned by Falkenstein Family Living Trust, an entity controlled by Mr. Falkenstein.

(d)         Includes 500,000 common shares owned by Zen Trust, an entity controlled by Mr. McCauley.

(e)          Includes 3,000,000 common shares owned by Sovereign Trust, an entity controlled by Mr. Holstein.  Does not include any shares that may be held for the account of Mr. Holstein by brokerage firms or other nominees.

(f)            Includes 2,154,760 common shares owned by CM Nagel, Gmbh, an entity controlled by Mr. Nagel.

(g)         The sole owner of Kornerstone is employed on a part-time basis as a consultant and manager of Caspi Neft.

During 2002, 1,500 shares, or 50%, of our convertible preferred stock, which had previously been owned by Ratcliff International Ltd., were acquired by Lorrie T. Olivier.  As discussed in Note 8 of the Notes to Consolidated Financial Statements, the preferred stock is convertible into a variable number of common shares based on the market price of our common stock.  Using the closing price on December 31, 2002, the preferred shares owned by Mr. Olivier would have been convertible into approximately 1,103,500 common shares.  Upon conversion, his ownership would increase to 16,390,500 common shares, or 25.5% of the common shares outstanding after conversion and the ownership of all executive officers and directors as a group would increase to 28.8% of the shares outstanding.  The remaining 1,500 preferred shares outstanding were acquired by the operations manager of Caspi Neft TME, our Kazakhstan operating subsidiary.  Upon conversion of his preferred stock, that individual’s ownership would increase to 2,603,500 common shares, or 4.1% of the common shares outstanding after conversion.

Item 12.  Certain Relationships and Related Transactions

1)              Kornerstone Investment Group, Ltd. (Kornerstone) is the beneficial owner of more than 5% of the Company’s common stock.  None of our executive officers or directors has a financial interest in Kornerstone.  As discussed in Item 2, Description of Properties, in connection with the acquisition of the South Alibek Field, we granted Kornerstone a 10% carried working interest in the Field, effective after we recover all costs attributable to the carried interest.  Additionally, we paid Kornerstone $400,000 in connection with arranging our $20 million credit facility.  We paid $200,000 of the amount in cash and the balance was paid with 4,000,000 shares of common stock pursuant to an agreement between the parties.

2)              Carl Martin Nagel is a German citizen who owns more than 5% of our common shares outstanding.  During 2002, in order to reduce our required capital commitments and investment risk in connection with the development of our U.S. natural gas properties, we conveyed a 33.3% working interest in these properties to Mr. Nagel.  He prepaid his share of certain property acquisition and future development costs in the amount of $106,000, which was recorded as a current liability.  As of December 31, 2002, approximately $11,000 of such costs had been incurred.  Additionally, Mr. Nagel received 4,000,000 shares in April 2002 as compensation for investment advisory services.  Of this amount, 2,100,000 shares were transferred to OTC Support, Inc. of Sarasota, Florida.  Michael Della Donna is a principal officer of OTC Support, Inc.

3)              During 2002, Mr. Olivier and entities under his control advanced cash totaling $130,000 to the Company.  Additionally, three of our shareholders, none of whom owns more than 5% of our common shares outstanding, made advances totaling $118,025.  All of these advances are evidenced by promissory notes which bear interest at 17% and have a maturity date of September 30, 2003.

4)              In connection with a contract for investor relations services for the Company, Mr. Olivier transferred 150,000 shares from his personal holdings of our common stock to the firm which was contracted to provide these services.  This payment in common stock covered the period from

December 15, 2002 through March 15, 2003.  The value of these shares was $0.17 per share, or $25,500 in total.

5)              Mr. Olivier and Mr. Holstein are considered promoters or founders of the Company within the meaning of Rule 405 of Securities Act of 1933.  Mr. Olivier and Mr. Holstein each received 18,900,000 common shares in connection with the initial formation of the Company.  Additionally, five other individuals received a total of 3,500,000 common shares.  Of the shares issued to the founders, Mr. Olivier subsequently returned 5,600,000 shares and Mr. Holstein returned 8,300,000 shares to the Company to mitigate the dilutive effects of other common share issuances by the Company.

Item 13.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Index to Exhibits

Exhibit Number	Description	Incorporation by Reference

3.1	Amended and Restated Certificate of Incorporation of the Company	Form SB-2 filed May 15, 2001

3.2	Bylaws of the Company	Form SB-2 filed May 15, 2001

10.1	License 1557 dated April 29, 1999 from the Republic of Kazakhstan for Oil and Gas Exploration of the South Alibek Field	Form SB-2 filed May 15, 2001

10.2	Exploration Contract dated April 29, 1999 covering the South Alibek Field	Form SB-2 filed May 15, 2001

10.3	Letter from the Kazakhstan Ministry of Energy	Form SB-2/A filed October 3, 2001

10.4	General Loan Agreement dated February 4, 2002 by and among Bank TuranAlem, OJSC Caspi Neft TME, Transmeridian Exploration, Inc. (BVI) and Kazstroiproekt, Ltd.	Filed Herewith

10.5	7% Convertible Note Agreement dated August 5, 2002 in the principal amount of $200,000	Form SB-2/A filed November 20, 2002

10.6	Convertible Debentures and Warrant Purchase Agreement dated August 5, 2002 between Transmeridian Exploration, Inc and Private Capital Group, LLC	Form SB-2/A filed November 20, 2002

10.7	Modification to Convertible Debenture and Warrant Purchase Agreement and Related Documents dated October 25, 2002	Form SB-2/A filed November 20, 2002

10.8	Registration Rights Agreement dated August 5, 2002 between Transmeridian Exploration, Inc. and Private Capital Group LLC	Form SB-2/A filed November 20, 2002

10.9	Stock Pledge Agreement between Lorrie T. Olivier and Private Capital Group LLC	Form SB-2/A filed November 20, 2002

10.10	Stock Purchase Warrant dated August 5, 2002 in favor of Private Capital Group LLC	Form SB-2/A filed November 20, 2002

21.1	List of Subsidiaries	Filed Herewith

(b)          Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

Item 14.  Controls and Procedures

Corporate Disclosure Controls

During 2002, and during the time period within ninety (90) days of the filing of this report, the Company’s certifying officer conducted a review of the Company’s disclosure controls and procedures and determined that they were in need of improvement.  As a result of this review, we engaged financial consultants with experience in accounting for oil and gas operations and SEC reporting requirements to conduct a review of our financial reporting procedures and disclosure controls.  That review resulted in changes to the Company’s accounting policies and procedures and also resulted in adjustments to the financial statements for the year ended December 31, 2002.

As disclosed in a Current Report on Form 8-K filed February 20, 2003, we changed our accounting policies with regard to carried working interests and drilling rig operations.  This change in accounting policies resulted in adjustments to the financial statements for the interim periods ended June 30, 2002 and September 30, 2002.  These adjusted financial statements were included in the Form 8-K.

Additionally, as reported in a Current Report on Form 8-K dated May 16, 2003, during the fourth quarter of 2002 we made certain other adjustments to our financial statements which affected the other interim periods of 2002.  These adjustments included capitalization of interest on unproved oil and gas properties, adjustments to the depreciation of drilling equipment, amortization of deferred financing costs and certain other adjustments as discussed in the Form 8-K.  The Form 8-K included adjusted financial statements for the interim periods of the year ended December 31, 2002.  There were no adjustments made to periods prior to December 31, 2001.

These adjustments and other procedures in connection with the review caused us to be late filing this Annual Report on Form 10-K.  As a result of the review, we have implemented new accounting policies and procedures at the corporate level in Houston to improve the accuracy and quality of our financial reporting.

Kazakhstan Internal Controls

The volume and dollar amount of Company’s transactions in Kazakhstan have increased significantly during the past year.  We have undertaken improvements in our accounting procedures and personnel in Kazakhstan, including the implementation of a computer-based accounting system and additional training of personnel.  We have detailed policies and procedures relating to the procurement of goods and services for our operations in Kazakhstan and cash disbursements for purchases, and we are confident that these procedures are being consistently followed.  As a result of communication issues between our U.S. and Kazakhstan accounting and operating personnel, we face continuing challenges to improve the timeliness of our accounting and financial reporting and the quality of information reported to the Houston office.  Our independent auditors have advised management of the Company and the audit committee that they believe the issues related to our reporting structure and the timeliness and quality of information reported from Kazakhstan present a material weakness in internal control.  We intend to address and resolve those issues during 2003.

Threatened Claims

As discussed in Note 10 of the Notes to Consolidated Financial Statements, the former Chief Financial Officer of the Company has alleged that certain of our filings with the Securities and Exchange Commission during his tenure as Chief Financial Officer may contain financial information and other disclosures which are inaccurate or misleading, or may fail to include information which is required to be disclosed.  This individual has further alleged that certain transactions may not have been properly authorized or made in compliance with our internal control procedures and may not have been properly recorded in our financial statements.

These allegations were referred to our audit committee, which initiated an investigation into the matter.  We have resolved, to the satisfaction of the audit committee, all of the allegations about which we had sufficient information to pursue.  However, this individual has also made non-specific allegations, without providing specific information, and we are unable to assess the veracity or materiality of these allegations or determine what changes, if any, should be made to our current or previous SEC filings.  We believe that we have taken prudent steps to address these allegations and provide reasonable assurance that the financial statements and other disclosures in this annual report on Form 10-K are not misleading.  We are not aware of any further adjustments which would be necessary as a result of these allegations.  However, the audit committee will continue to investigate any further allegations or information which it receives.

Summary and Conclusion

Since January 2003, the Chief Executive Officer has been serving in the dual roles of CEO and Chief Financial Officer, and we have utilized consultants to perform many of the required financial reporting duties.  We are currently evaluating this arrangement and may seek to hire a full-time Chief Financial Officer in the near future.  Given the challenges funding our U.S. overhead costs, there are financial considerations as well as reporting and control issues involved in this decision.  We have made significant improvements in our financial reporting and disclosure controls subsequent to year end.  We believe that these new procedures and controls, including improvements we are undertaking in Kazakhstan, will provide an effective means to insure that we can timely and accurately disclose the information we are required to disclose under applicable laws and regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transmeridian Exploration, Inc.

By: /s/ Lorrie T. Olivier
Lorrie T. Olivier
Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	Signature	Title

May 16, 2003	/s/ Lorrie T. Olivier	Chairman of the Board of Directors,
	Lorrie T. Olivier	President, Chief Executive Officer and Chief Financial Officer

May 16, 2003	/s/ Bruce A. Falkenstein	Vice President of Exploration and Geology
Bruce A. Falkenstein

May 16, 2003	/s/ Jeff S. Tucker	Manager of Accounting and Assistant Secretary
Jeff S. Tucker

May 16, 2003	/s/ Phillip J. McCauley	Director
Phillip J. McCauley

May 16, 2003	/s/ Angus G.M.P. Simpson	Director
Angus G.M.P. Simpson

May 16, 2003	/s/ James H. Dorman	Director
James H. Dorman

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Lorrie T. Olivier, certify that:

1)              I have reviewed this annual report on Form 10-KSB of Transmeridian Exploration, Inc.;

2)              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,  is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s  auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data, and  have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Lorrie T. Olivier
Lorrie T. Olivier
Chairman, President, Chief Executive Officer and Chief Financial Officer