Form 10QSB
period 2003-03-31
TRANSMERIDIAN EXPLORATION INC
filed 2003-05-20
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended: March 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 333-60960

TRANSMERIDIAN EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0644935
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

397 N. Sam Houston Pkwy. E., Suite 300 Houston, Texas 77060
(Address of principal executive offices, including zip code)

(281) 999-9091
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

As of May 14, 2003, there were 63,431,826 shares of Common Stock outstanding.

TRANSMERIDIAN EXPLORATION INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315,670	$624,807
Receivables	7,965	5,527
Prepaid expenses	42,877	183,391
Total current assets	366,512	813,725

Property and equipment:
Oil and gas properties, successful efforts method	23,237,303	18,167,880
Drilling rig and equipment	6,245,753	6,040,818
Transportation equipment	222,844	222,844
Office and technology equipment	182,235	170,847
Total property and equipment	29,888,135	24,602,389
Less accumulated depreciation	388,072	205,790
Net property and equipment	29,500,063	24,396,599

Other assets	939,300	1,061,090
Total assets	$30,805,875	$26,271,414
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,635,057	$1,419,004
Current maturities of long-term debt	6,642,396	3,842,992
Redeemable common stock	2,000,000	—
Interest payable	1,826,663	1,127,106
Notes payable to related parties	248,025	248,025
Total current liabilities	12,352,141	6,637,127

Long-term debt, net of current maturities	15,250,987	13,752,304

Redeemable common stock	—	2,000,000
Other long-term liabilities	62,000	—

Stockholders’ equity:
Preferred stock	2	2
Common stock	37,436	35,488
Additional paid-in capital	10,551,116	10,201,625
Deficit accumulated during development stage	(7,447,807)	(6,355,132)
Total stockholders’ equity	3,140,747	3,881,983
Total liabilities and stockholders’ equity	$30,805,875	$26,271,414

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

For the Three Month Periods Ended March 31, 2003 and 2002

(Unaudited)

	Three Month Periods Ended		Cumulative Total from Inception to
	March 31, 2003	March 31, 2002	March 31, 2003
		(Restated)
Oil revenues	$—	$—	$51,289

Operating and administrative expenses	897,240	509,678	5,996,517

Operating loss	(897,240)	(509,678)	(5,945,228)

Other income (expense):
Gain on sale of working interest	—	—	414,146
Interest income	13	3,582	3,942
Start-up costs	—	—	(246,484)
Interest expense, net of capitalized interest	(186,196)	(61,251)	(1,504,140)
Total other income (expense)	(186,183)	(57,669)	(1,332,536)

Net loss	(1,083,423)	(567,347)	(7,277,764)

Preferred dividends	(9,252)	(9,303)	(170,043)

Net loss attributable to common stockholders	$(1,092,675)	$(576,650)	$(7,447,807)

Basic and Diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	60,784,650	56,063,753

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 31, 2003 and 2002

(Unaudited)

	Three months ended March 31,		Cumulative total from inception to March 31,
	2003	2002	2003
		(Restated)
Cash flows from operating activities:
Net loss	$(1,083,422)	$(567,347)	$(7,277,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,214	4,275	74,504
Stock issued for products or services	24,000	—	758,900
Imputed interest expense	—	—	35,924
Gain on sale of working interest	—	—	(414,146)
Amortization of debt financing costs	35,833	22,222	162,223
Amortization of prepaid contracts	91,875	30,625	398,125
Increase in receivables	(2,438)	(97,578)	(262,797)
Decrease (increase) in prepaid expenses	140,514	—	(66,937)
Increase in interest payable	92,420	—	92,420
Increase (decrease) in accounts payable and accrued liabilities	(13,200)	(300,155)	1,365,284
Net cash used in operating activities	(702,204)	(907,958)	(5,134,263)

Cash flows from investing activities:
Capital expenditures	(5,082,225)	(439,337)	(21,649,213)
Non-cash portion of capital expenditures	1,007,137	—	2,134,243
Depreciation of support equipment	170,068	62,110	313,569
Increase in other assets	—	—	(83,898)
Proceeds from the sale of working interest	—	—	614,146
Net cash used in investing activities	(3,905,020)	(377,227)	(18,671,153)

Cash flows from financing activities:
Proceeds from long-term debt	4,704,063	4,083,000	21,587,083
Repayments of long-term debt	(405,976)	(1,500,000)	(2,493,542)
Increase in notes payable to related parties	—	—	248,025
Payment of deferred financing costs	—	(200,000)	(200,000)
Payment of dividends on preferred stock	—	(70,302)	(70,302)
Purchase of treasury stock	—	—	(1,320)
Proceeds from sale of treasury stock, net	—	—	1,541,320
Proceeds from sale of common stock, net	—	200	4,895,664
Repayment of other financings	—	—	(1,385,842)
Net cash provided by financing activities	4,298,087	2,312,898	24,121,086

Increase (decrease) in cash and cash equivalents	(309,137)	1,027,713	315,670

Cash and cash equivalents, beginning of period	624,807	107,276	—

Cash and cash equivalents, end of period	$315,670	$1,134,989	$315,670

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2003

(Unaudited)

	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
			(in 000’s)
Balance at December 31, 2002	3,000	$2	59,147	$35,488	$10,201,625	$(6,355,132)	—	$3,881,983

Issuance of common stock for products or services	—	—	3,246	1,948	349,491	—	—	351,439
Dividends accrued on convertible preferred stock	—	—	—	—	—	(9,252)	—	(9,252)
Net loss	—	—	—	—	—	(1,083,423)	—	(1,083,423)
Balance at March 31, 2003	3,000	$2	62,393	$37,436	$10,551,116	$(7,447,807)	—	$3,140,747

The accompanying notes are an integral part of these statements.

TRANSMERIDIAN EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

Note 1 –Basis of Presentation

The consolidated financial statements of the Company included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The balance sheet at December 31, 2002 is derived from the December 31, 2002 audited financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2002 annual report on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2- Going Concern

The Company is a development stage company and has not yet commenced its primary revenue-generating operations, which are the production and sales of oil and gas.  The ability of the Company to realize the carrying value of its assets is dependent on being able to produce and sell oil from the South Alibek Field (Field).  The Company’s primary emphasis since inception has been the exploration and development of the Field, and the Company has invested approximately $23.2 million through March 31, 2003.  This amount includes the initial costs of acquiring the Field, workover and drilling costs, and the costs of support equipment.  The Field has one existing well which has proved reserves, but this well is not capable of production until further workover procedures are performed.  The Company is currently drilling a second well in the Field approximately 900 meters from the existing well and which is outside the present boundaries of its proved reserves.  This well and subsequent wells will delineate the extent and reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on the investment in the Field.  In order to sell significant quantities of oil from the Field, the Company must obtain a production contract from the government of Kazakhstan.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated losses totaling $7,278,000 and has incurred a significant amount of debt in the development phase of its operations.  As of March 31, 2003, current liabilities exceed current assets by $11,986,000.  Additionally, to fully develop the area covered by the Field, the Company needs substantial additional funding.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company.  Continued operations are dependent upon the Company’s ability to meet its financial obligations and to secure additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities which might be necessary should the Company be unable to continue as a going concern.

Management has taken steps and has the following plans which it believes will be sufficient to enable the Company to continue in existence:

1)               In February 2002, the Company obtained $20,000,000 in debt financing from a bank in Kazakhstan.  As of March 31, 2003, the Company had borrowings of $18,957,000 and letters of credit of $773,000 outstanding under this facility.  The available capacity under this facility was fully utilized during April 2003.  Kazstroiproekt Ltd. (KSP) has indicated that it intends to exercise its option to purchase 50% of Caspi Neft TME (Caspi Neft) in exchange for a $15 million equity contribution (to be applied toward the outstanding debt of Caspi Neft) and the arrangement of $30 million in additional debt financing (see Note 3 below).  The Company believes that KSP has the ability and intent to consummate this transaction.  However, the timing of completion cannot be predicted and is largely outside the control of the Company.  The Company is currently negotiating an interim increase in the borrowing capacity under this loan facility.  During April 2003, the bank extended $1.5 million in financing to Caspi Neft as an interim step pending arrangements for an expanded facility.

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

3)               The Company has limited options to fund its U.S. overhead costs on a continuing basis.  Current expenditures for U.S. personnel, occupancy and administrative costs total between $100,000 and $110,000 per month.  Proceeds from borrowings in Kazakhstan are not available to the parent company to fund its U.S. operations, nor is it able to charge an overhead recovery or management fee.  The parent company owns the drilling rig used by Caspi Neft for operations in the South Alibek Field and receives net cash flow of approximately $18,000 per month after debt service attributable to the rig.  During 2002, the Company realized proceeds of approximately $100,000 from the private placement of its common stock and proceeds of approximately $200,000 from the issuance of convertible debentures.  Additionally, certain shareholders and related parties loaned the Company $248,025 in 2002. In the first quarter of 2003, the Company reduced cash outlays for operating costs by issuing common stock for products and services totaling $351,000. The Company has taken steps to limit or reduce its U.S. overhead costs and believes that it will be able to continue to secure funding for these costs from the sale of common stock or additional borrowings until it achieves positive cash flow from operations and such cash flow becomes available to fund the Company’s U.S. operations.

Note 3 –Kazakhstan Properties and Ownership

License 1557 (License), covering the South Alibek Field, was granted by the Republic of Kazakhstan on April 29, 1999. The License covers 14,111 acres. The Exploration Contract associated with the License has a six-year term which expires in April 2005. The Exploration

Contract requires capital expenditures during this period of approximately $18 million. The Exploration Contract may be extended by mutual agreement for two extension periods of two years each. During the primary term, the Company can produce wells under a test program and pay a royalty of 2%.  Any extension periods would need to be renegotiated with the government and would require additional capital commitments and could potentially include a reduction in the License area. The Exploration Contract contains a provision which will allow the government to recover, from future revenues, approximately $4.8 million of exploration costs which were incurred prior to privatization. The production contract, when executed, will contain the final terms for recovery of these costs.

If the Company is successful in establishing commercial production from the field, an application will be made for a production contract. The Company has the exclusive right to negotiate this contract for the Field, and the government of Kazakhstan is required to conduct these negotiations under the Law of Petroleum.  However, the Company is not guaranteed the right to a production contract. Such contracts are customarily awarded for a period of 25 years upon determination that a field is capable of commercial rates of production and compliance with the other terms of the License and Exploration Contract. A production contract will typically require a bonus upon execution, the amount of which is subject to negotiation. If satisfactory terms cannot be negotiated, the Company has the right to produce and sell oil under the Law of Petroleum for the term of its existing Exploration Contract through April 2005 at a royalty rate of 2%. The royalty rate under production contracts is subject to negotiation and varies in accordance with estimated reserve and production volumes. Based on forecast volumes, the average royalty over the term of the production contract is expected to be 10% or less.

Kornerstone Investment Group Ltd. (Kornerstone) was originally engaged by the founders of the Company to identify and assist in the acquisition of oil and gas properties in Kazakhstan and the Caspian Sea region. The agreement with Kornerstone provided for compensation to Kornerstone in the form of a 10% carried working interest. Under the terms of this carried interest, the Company is required to pay all acquisition, exploration, development and operating costs attributable to the 10% carried interest. The Company is also entitled to receive all revenues attributable to the 10% carried interest until the Company’s costs are recovered. Thereafter, Kornerstone will participate as a 10% working interest owner.

The Company’s ownership of the South Alibek Field is held through its wholly-owned subsidiary, Caspi Neft. In November 2001, the Company entered into a Share Purchase Agreement with KSP, which provided KSP with a two-year option to purchase a 50% interest in Caspi Neft. To exercise this option, KSP must make a $15 million equity contribution to Caspi Neft, which would be used to repay part of the existing bank debt of Caspi Neft and must arrange $30 million in additional financing at a market rate of interest. The option expires in February 2004.

The Company has fully consolidated the operations of its 100% owned Caspi Neft subsidiary. At such time as KSP exercises its option, the Company may no longer be eligible to fully consolidate Caspi Neft.

Note 4 –Capitalized Interest Costs

Certain interest costs have been capitalized as a part of the cost of unproved oil and gas properties, which include property acquisition costs, wells in progress and related facilities. Interest costs capitalized during the three months ended March 31, 2003 and 2002 totaled $607,100 and $141,500, respectively.

Note 5- Long-Term Debt

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)

Credit facility with a Kazakhstan bank	$18,957,063	$14,253,000
Note payable secured by drilling rig	2,736,320	3,142,296
Convertible debentures	200,000	200,000

Total debt (1)	21,893,383	17,595,296
Less current maturities	6,642,396	3,842,992
Long-term debt	$15,250,987	$13,752,304

(1) Does not include $2 million redeemable common stock.

Reference is made to Note 6 of the Notes to Consolidated Financial Statements included in the December 31, 2002 Annual Report on Form 10-KSB for discussion of the Company’s outstanding debt.

Note 6–Stockholders’ Equity

Common Stock Issued for Products or Services

The Company from time-to-time will enter into agreements to exchange common stock for products or services, including investment advisory services, financial consulting, and other products or services related to the operations of the Company.  The stock is valued based on the fair market value of the stock at the time of the agreements or the value of the products or services rendered, whichever is more clearly evident.  During the three months ended March 31, 2003, the Company issued 3,246,000 common shares for products and services.  This amount included 1,500,000 shares issued in January 2003 to settle all remaining obligations in connection with the April 2002 resignation of the former Chairman of the Company, including obligations related to a consulting contract. As of December 31, 2002, the Company had a liability of $180,000 associated with these obligations, which approximated the fair value of the common stock upon settlement. In addition, the Company issued 1,500,000 shares of common stock in February 2003, valued at $147,400, in exchange for drill pipe for use in its Kazakhstan operations.

Note 7–Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding plus the common shares, which would be issuable upon the conversion, or exercise of all potentially dilutive securities. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are antidilutive.

Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Note 8- Business Segment Information

The Company’s business activities relate solely to oil and gas exploration and production. The Company’s primary emphasis since its formation in 2000 has been the exploration and development of the South Alibek Field. In 2002, the Company made an initial investment in U.S. properties. The drilling rig purchased in 2001 is used to support the exploration and development activities in Kazakhstan. At March 31, 2003 and December 31, 2002, substantially all of the Company’s assets were located in Kazakhstan. For each of the three-month periods ended March 31, 2003 and 2002, substantially all of the Company’s results of operations were general and administrative, operating and other start-up costs associated with the operations in Kazakhstan.

Note 9– Commitments and Contingencies

Litigation

On March 5, 2003, Private Capital Group LLC (“Plaintiff”) filed suit against the Company, its Chief Executive Officer and the Company’s stock transfer agent (“Defendants”).  The suit alleges that the Defendants breached their contractual obligations to the Plaintiff in connection with its $200,000 investment in convertible debentures of the Company on August 5, 2002.  The Plaintiff asserts that the Company is in default under the Registration Rights Agreement and other agreements associated with this investment.  The Plaintiff seeks damages estimated to be in excess of $500,000 and injunctive relief.  The Company believes that it is not in default under the Registration Rights Agreement and has meritorious defenses in this matter.  Additionally, the Company has countersued on the grounds of tortuous interference with contract in connection with a Registration Statement which the Company was forced to withdraw by the Plaintiff.  The Company intends to vigorously contest this matter.

Threatened Claims

On February 6, 2003, an attorney for the former Chief Financial Officer of the Company sent a demand letter asserting claims relating to his separation from service from the Company and threatening further legal action.  Attempts to settle this matter have been unsuccessful.  As of May 16, 2003, no suit had been filed in this matter.

International Commitments

The Company, through its subsidiary Caspi Neft, is subject to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the South Alibek field in Kazakhstan.  In connection with the Exploration Contract, the Company has committed to spend approximately $18 million on development of the Field through 2005.  As of March 31, 2003, the Company had a remaining expenditure commitment of approximately $5 million. However, the Company’s current plans include the drilling of six additional exploratory and development wells at a cost of $21 million along with the support equipment and facilities necessary for the Kazakhstan operations. The six wells will be drilled over the next year to eighteen months and most of the support equipment will be added in 2003. Certain commitments have been made relative to planned 2003 operations.

Note 10- Reclassifications and Adjustments

The Company made certain adjustments to its financial statements during the fourth quarter of 2002 which affected the interim periods of 2002.  These adjustments, which include changes to accounting policies regarding carried working interests and drilling rig operations and adjustments for capitalization of interest on unproved oil and gas properties, depreciation of drilling equipment, amortization of deferred financing costs and others are discussed in Current Reports on Form 8-K dated February 20, 2003 and May 16, 2003.

Note 11 - Supplemental Disclosure of Cash Flow Information

The cash paid for interest and income taxes and significant non-cash transactions, which have been excluded from the consolidated statements of cash flows pursuant to SFAS No. 95, are summarized below:

	Three Months Ended March 31		Cumulative Total From Inception to
	2003	2002	March 31, 2003
Amounts paid for:
Interest	$93,776	$163,349	$1,452,831
Interest capitalized (non-cash)	(607,137)	(141,482)	(1,893,131)
Income taxes	—	—	—

Non-Cash Transactions:
Common stock issued for products and services	327,439	735,000	1,797,339
Issuance of common stock to settle deferred financing obligation	—	—	200,000
Accrued and unpaid dividends on convertible preferred stock	9,252	9,303	46,772
Capital contribution by stockholder for investor relations services	—	—	25,500
Asset retirement obligation	62,000	—	62,000
Issuance of warrants with convertible debentures	—	—	20,000
Retirement of common stock	—	—	7,020
Exchange of convertible preferred stock for common stock	—	60	60
Acquisition of drilling rig for debt and redeemable common stock	—	—	5,300,000
Issuance of convertible preferred stock in exchange for working interest	—	—	1,500,000
Deferred financing costs incurred but not paid in cash	—	—	200,000
Acquisition of oil and gas properties for debt	—	—	1,385,842
Conversion of debt to preferred stock	—	—	300,158
Conversion of debt to common stock	—	—	200,000

Note 12- Recently Issued Accounting Pronouncements

Under Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which the Company adopted effective January 1, 2003, the discounted present value of future dismantlement, restoration and abandonment costs are recognized as a liability on the balance sheet with the offsetting entry recorded as part of the cost of the asset. The accretion of the discounted liability is recognized as an operating expense. Based on operations completed as of March 31, 2003, the estimated future dismantlement, restoration and abandonment obligation related to the South Alibek Field was $62,000 and there was no cumulative effect upon adoption of SFAS No. 143.

Item 2. Management’s Discussion and Plan of Operations

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

SEE DISCUSSION OF RISK FACTORS IN ITEM 1 OF THE DECEMBER 31, 2002 ANNUAL REPORT ON FORM 10-KSB.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis and Plan of Operations where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 1 of the December 31, 2002 Notes to Consolidated Financial Statements.

Development Stage and Going Concern

We are a development stage company and have not yet commenced our primary revenue-generating activities, which are the production and sales of oil and gas.  Our ability to realize the carrying value of our assets is dependent on being able to produce and sell oil from the South Alibek Field.  Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have accumulated losses totaling $7.5 million and have incurred a significant amount of debt in the development phase of our operations.  To fully develop the Field and achieve positive cash flow, we will require substantial additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue in existence.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the December 31, 2002 Notes to Consolidated Financial Statements.  This accounting method has a pervasive effect on our reported financial position and results of operations.  The well that we were drilling at December 31, 2002 and March 31, 2003, the South Alibek #1, is classified as exploratory under SEC and GAAP requirements, as it is outside the boundaries of our current proved reserves.  Under the successful efforts method of accounting, the costs of this well have initially been capitalized pending the determination of whether the well increases proved reserves.  If it were not successful in adding proved reserves, these drilling costs would be charged to expense.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig in 2002 during the time it was being prepared for its intended use.  During the three month periods ended March 31, 2003 and 2002, we capitalized $607,100 and $141,500, respectively, of interest costs, which reduced our reported net interest expense to $186,200 and $61,300, respectively.  Because most of our emphasis in 2002 and 2003 has been on the exploration and development of our Kazakhstan property, the resulting interest capitalized was significant.  This capitalized interest becomes part of the capitalized costs of our properties which will be amortized as a part of depreciation, depletion and amortization or charged to expense if the results of our drilling should prove unsuccessful.

Review of Operations and Capital Transactions

Our two primary sources of funding have been private placements of common stock and borrowings under our $20 million credit facility with a Kazakhstan bank.  Through March 31, 2003, we have received a total of $6.4 million in net cash proceeds from sales of common stock.  We have also issued approximately 12.9 million shares, valued at $1.8 million, in exchange for products or services provided.  Our cumulative proceeds from all borrowings, net of repayments, have amounted to $18.0 million since inception.  These proceeds have been used to fund the purchase of the South Alibek Field, at an initial acquisition cost of $4.0 million, and to fund expenditures for remedial work on South Alibek Well #29, drilling of the South Alibek #1 and costs of support and production facilities.  Our cumulative capitalized costs attributable to the South Alibek Field as of March 31, 2003 were $23.2 million, including $1.7 million of capitalized interest.

In February 2002, we secured a $20 million credit facility to fund operations in the South Alibek Field.  As of March 31, 2003, we had borrowings of $19.0 million outstanding under the facility and had $0.8 million of letters of credit outstanding.  The available capacity under this Facility was fully utilized in April 2003 through additional borrowings.  A portion of this facility, approximately $2.2 million, is due in August 2003, with the remaining principal balance payable in 12 monthly installments beginning in February 2004.

In 2002, we invested approximately $33,000 to acquire two U.S. properties, which are prospective for natural gas.  These projects are ready for drilling operations, pending availability of funds.

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

Our operating and administrative costs during the period from inception through March 31, 2003, have totaled $6.0 million.  Interest expense, net of amounts capitalized totaled $1.5 million.  These are the primary components of our cumulative loss attributable to common shareholders of $7.5 million.  Revenues from test production of oil have been relatively insignificant.  We are considered a development stage company until we establish commercial production and revenues.

Plan of Operations

Our primary near-term objective is to generate sufficient commercial production from the South Alibek Field to fund ongoing development and operating costs of the Field and allow us to service our debt in accordance with its terms.  Our current field development plans include an initial program of seven wells to identify the productive limits of the field. The first of these wells, the South Alibek #1, reached total depth of 12,435 feet on May 2, 2003, and we have begun the completion and testing phase.  The remaining six wells are expected to cost approximately $3.5 million each to drill, or $21 million in total.  To accelerate this development plan, we plan to contract for a second drilling rig.  This will be dependent on securing our additional financing for development of the Field.  Ultimately, the first phase of field development may require as many as 44 wells.  In addition, we expect to incur approximately $5-6 million for production facilities over the next 12-18 months

Our longer-term strategic plan is to acquire and exploit other mid-sized fields in the Caspian Sea Region.  We consider this an excellent area for oil and gas development and we are actively evaluating new opportunities to build our reserve base in the area.

Outlook for 2003

Credit Facility and Exercise of Option by KSP

In February 2002, we obtained $20.0 million in debt financing from a bank in Kazakhstan.  As of March 31, 2003, the Company had borrowings of approximately $19.0 million and letters of credit of $0.8 million outstanding under this facility, resulting in approximately $0.2 million in available borrowing capacity.  The available capacity under this facility was fully utilized during April 2003 through additional borrowings.  KSP has indicated that it intends to exercise its option to purchase 50% of Caspi Neft in exchange for a $15 million equity contribution (to be applied toward the outstanding debt of Caspi Neft) and the arrangement of $30 million in additional debt financing at market rates.  The Company and KSP are negotiating the commercial terms of this financing with our current bank.  In April 2003, the bank extended $1.5 million in interim financing pending completion of the larger facility.  We are very encouraged by this interim financing and have a reasonable expectation that KSP has the ability and intent to arrange the full $30 million facility.  However, completion of this process is outside our control.

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

U.S. Operations and Funding of Overhead

We have limited options to fund our U.S. overhead costs on a continuing basis. Current expenditures for U.S. personnel, occupancy and administrative costs total between $100,000 and $110,000 per month.  Proceeds from borrowings in Kazakhstan are not available to the U.S. parent company to fund its U.S. operations, nor is it able to charge an overhead recovery or management fee.  The U.S. parent company owns the drilling rig used by Caspi Neft for operations in the South Alibek Field and receives net cash flow from Caspi Neft of approximately $18,000 per month after debt service attributable to the rig.  During 2002, we realized proceeds of approximately $100,000 from the private placement of common stock and proceeds of approximately $200,000 from the issuance of convertible debentures.  Additionally, certain shareholders and related parties loaned us $248,000 in 2002. In the three months ended March 31, 2003, we have issued 3.2 million shares of common stock for products and services valued at $351,400 providing cash for the parent company or minimizing cash outflow. We have taken steps to limit or reduce our U.S. overhead costs and believe that we will be able to continue to secure funding for these costs from the sale of common stock or additional borrowings until we achieve positive cash flow from operations and such cash flow becomes available to fund our U.S. operations.

Forward Looking Information

In addition to the historical information contained herein, the discussion in this Form 10-QSB includes forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These include statements as to our beliefs, plans and expectations about our future operational and financial performance, and may include statements regarding our perceived business opportunities.  These statements are subject to numerous risk factors and uncertainties, including those described in this filing on Form 10-QSB.  Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, there can be no assurance that such plans and expectations will be realized and actual results may differ materially from those in the forward-looking statements.

Item 3. Controls and Procedures

Corporate Disclosure Controls

During 2002 and the three months ended March 31, 2003, and during the time period within ninety (90) days of the filing of this report, the Company’s certifying officer conducted a review of the Company’s disclosure controls and procedures and determined that they were in need of improvement.  As a result of this review, we engaged financial consultants with experience in accounting for oil and gas operations and SEC reporting requirements to conduct a review of our financial reporting procedures and disclosure controls.  That review resulted in changes to the Company’s accounting policies and procedures and also resulted in adjustments to the financial statements for the year ended December 31, 2002.

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

Additionally, as reported in a Current Report on Form 8-K dated May 16, 2003, during the fourth quarter of 2002, we made certain other adjustments to our financial statements which affected the other interim periods of 2002.  These adjustments included capitalization of interest on unproved oil and gas properties, adjustments to the depreciation of drilling equipment, amortization of deferred financing costs and certain other adjustments as discussed in the Form 8-K.  The Form 8-K included adjusted financial statements for the interim periods of the year ended December 31, 2002.  There were no adjustments made to periods prior to December 31, 2001.

These adjustments and other procedures in connection with the review caused us to be late filing  our Annual Report on Form 10-KSB and this Quarterly Report on Form 10-QSB. As a result of the review, we have implemented new accounting policies and procedures at the corporate level in Houston to improve the accuracy and quality of our financial reporting.

Kazakhstan Internal Controls

The volume and dollar amount of Company’s transactions in Kazakhstan have increased significantly during the past year.  We have undertaken improvements in our accounting procedures and personnel in Kazakhstan, including the implementation of a computer-based accounting system and additional training of personnel.  We have detailed policies and procedures relating to the procurement of goods and services for our operations in Kazakhstan and cash disbursements for purchases, and we are confident that these procedures are being consistently followed.  As a result of communication issues between our U.S. and Kazakhstan accounting and operating personnel, we face continuing challenges to improve the timeliness of our accounting and financial reporting and the quality of information reported to the Houston office.  In connection with the 2002 annual audit, our independent auditors advised management of the Company and the audit committee that they believe the issues related to our reporting structure and the timeliness and quality of information reported from Kazakhstan present a material weakness in internal control.  We intend to address and resolve those issues during 2003.

Threatened Claims

As discussed in Note 10 of the December 31, 2002 Notes to Consolidated Financial Statements, the former Chief Financial Officer of the Company has alleged that certain of our filings with the Securities and Exchange Commission during his tenure as Chief Financial Officer may contain financial information and other disclosures which are inaccurate or misleading, or may fail to include information which is required to be disclosed.  This individual has further alleged that certain transactions may not have been properly authorized or made in compliance with our internal control procedures and may not have been properly recorded in our financial statements.

These allegations were referred to our audit committee, which initiated an investigation into the matter.  We have resolved, to the satisfaction of the audit committee, all of the allegations about which we had sufficient information to pursue.  However, this individual has also made non-specific allegations, without providing specific information, and we are unable to assess the veracity or materiality of these allegations or determine what changes, if any, should be made to our current or previous SEC filings.  We believe that we have taken prudent steps to address these allegations and provide reasonable assurance that the financial statements and other disclosures in the December 31, 2002 Annual Report on Form 10-KSB and this Form 10-QSB were not misleading.  We are not aware of any further adjustments which would be necessary as a result of these allegations.  However, the audit committee will continue to investigate any further allegations or information which it receives.

Summary and Conclusion

Since January 2003, the Chief Executive Officer has been serving in the dual roles of CEO and Chief Financial Officer, and we have utilized consultants to perform many of the required financial reporting duties.  We are currently evaluating this arrangement and may seek to hire a full-time Chief Financial Officer in the near future.  Given the challenges funding our U.S. overhead costs, there are financial considerations as well as reporting and control issues involved in this decision.  We have made significant improvements in our financial reporting and disclosure controls subsequent to December 31, 2002. We believe that these new procedures and controls, including improvements we are undertaking in Kazakhstan, will provide an effective means to insure that we can timely and accurately disclose the information we are required to disclose under applicable laws and regulations.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

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

On February 6, 2003, an attorney for the former Chief Financial Officer of the Company sent a demand letter asserting claims relating to his separation from service from the Company and threatening further legal action.  Attempts to settle this matter have been unsuccessful.  As of May 16, 2003, no suit had been filed in this matter.

Item 2. Changes in Securities

Recent Issuance of Unregistered Securities

On January 31, 2003, we issued 1,500,000 shares of common stock, valued at $180,000, to settle all remaining obligations in connection with the April 2002 separation from service of the former Chairman of the Company, including obligations related to a consulting contract.

On February 27, 2003, we issued 1,500,000 shares of common stock, valued at $147,400, in exchange for drill pipe for use in our Kazakhstan operations.

On February 28, 2003, we issued 246,154 shares of common stock, valued at $24,000, in payment of services performed by a financial consultant.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 99.1- Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

(b)          Reports on Form 8-K

• On February 20, 2003, the Company filed a Current Report on Form 8-K to report changes in accounting policies for carried working interest and drilling rig operations which resulted in restatement of the balance sheet, results of operations and cash flows for the June 30, 2002 and September 30, 2002 interim periods.

• On May 16, 2003, to report certain other adjustments to our financial statements which affected the interim periods of 2002.

Transmeridian Exploration, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.

(Registrant)

Date: May 20, 2003

/s/ Lorrie T. Olivier
Lorrie T. Olivier,
Chairman, President, CEO and Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly  report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,  is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s  auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data, and  have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Lorrie T. Olivier
Lorrie T. Olivier,
Chairman, President, CEO and Chief Financial Officer