Form 10QSB
period 2003-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2003-08-11
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended:

June 30, 2003

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
(Address of principal executive office)

Registrant’s telephone number, including area code: (281) 999-9091

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of July 31, 2003, there were 66,025,995 shares of Common Stock outstanding.

TRANSMERIDIAN EXPLORATION, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,267,764	$624,807
Receivables	208,505	5,527
Prepaid expenses	49,617	183,391
Total current assets	1,525,886	813,725

Property and equipment:
Oil and gas properties, successful efforts method	30,512,125	18,167,880
Drilling rig and equipment	6,260,203	6,040,818
Transportation equipment	232,996	222,844
Office and technology equipment	188,649	170,847
Total property and equipment	37,193,973	24,602,389
Less accumulated depreciation	590,906	205,790
Net property and equipment	36,603,067	24,396,599

Other assets	773,368	1,061,090
Total assets	$38,902,321	$26,271,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,395,826	$1,419,004
Current maturities of long-term debt	12,213,226	3,842,992
Redeemable common stock	2,000,000	—
Interest payable	2,770,996	1,127,106
Notes payable to related parties	248,025	248,025
Total current liabilities	19,628,073	6,637,127

Long-term debt, net of current maturities	17,128,879	13,752,304
Redeemable common stock	—	2,000,000
Other long-term liabilities	62,000	—

Stockholders’ equity:
Preferred stock	2	2
Common stock	37,978	35,488
Additional paid-in capital	10,796,212	10,201,625
Deficit accumulated during development stage	(8,750,823)	(6,355,132)
Total stockholders’ equity	2,083,369	3,881,983
Total liabilities and stockholders’ equity	$38,902,321	$26,271,414

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

For the Three Month Periods Ended June 30, 2003 and 2002

(Unaudited)

	Three Month Periods Ended
	June 30, 2003	June 30, 2002
		(Restated)
Oil revenues	$—	$—

Operating and administrative expenses	1,082,018	533,141

Operating loss	(1,082,018)	(533,141)

Other income (expense):
Interest income	4	103
Interest expense, net of capitalized interest	(211,650)	(50,886)
Total other income (expense)	(211,646)	(50,783)

Net loss	(1,293,664)	(583,924)

Preferred dividends	(9,352)	(9,303)

Net loss attributable to common stockholders	$(1,303,016)	$(593,227)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	62,665,424	58,666,909

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

For the Six Month Periods Ended June 30, 2003 and 2002

(Unaudited)

			Cumulative Total from Inception to June 30, 2003

	Six Month Periods Ended
	June 30, 2003	June 30, 2002

		(Restated)
Oil revenues	$—	$—	$51,289

Operating and administrative expenses	1,979,258	1,042,819	7,078,535

Operating loss	(1,979,258)	(1,042,819)	(7,027,246)

Other income (expense):
Gain on sale of working interest	—	—	414,146
Interest income	17	3,685	3,946
Start-up costs	—	—	(246,484)
Interest expense, net of capitalized interest	(397,846)	(112,137)	(1,715,790)
Total other income (expense)	(397,829)	(108,452)	(1,544,182)

Net loss	(2,377,087)	(1,151,271)	(8,571,428)

Preferred dividends	(18,604)	(18,606)	(179,395)

Net loss attributable to common stockholders	$(2,395,691)	$(1,169,877)	$(8,750,823)

Basic and diluted loss per share	$(0.04)	$(0.02)

Weighted average common shares outstanding	61,730,233	57,372,522

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2003 and 2002

(Unaudited)

			Cumulative Total from Inception to June 30, 2003

	Six Months Ended June 30,
	2003	2002
		(Restated)
Cash flows from operating activities:
Net loss	$(2,377,087)	$(1,151,271)	$(8,571,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,146	14,584	87,436
Stock issued for products or services	120,070	35,000	854,970
Stock based compensation expense	15,950	—	15,950
Imputed interest expense	—	—	35,924
Gain on sale of working interest	—	—	(414,146)
Amortization of debt financing costs	87,500	55,555	213,890
Amortization of prepaid contracts	227,605	122,500	533,855
Exploration costs	125,184	—	125,184
Increase in receivables	(39,835)	(3,454)	(300,194)
Decrease (increase) in prepaid expenses	112,661	(10,000)	(94,790)
Increase in interest payable	194,007	—	194,007
Increase (decrease) in accounts payable and accrued liabilities	111,836	296,905	1,490,320
Net cash used in operating activities	(1,396,963)	(640,181)	(5,829,022)

Cash flows from investing activities:
Capital expenditures	(12,378,038)	(5,155,767)	(28,945,026)
Non-cash portion of capital expenditures	2,759,322	298,351	3,886,428
Depreciation of support equipment	359,970	—	503,471
Advances to operators	(163,143)	—	(163,143)
Increase in other assets	—	(7,313)	(83,898)
Proceeds from the sale of working interest	—	—	614,146
Net cash used in investing activities	(9,421,889)	(4,864,729)	(24,188,022)

Cash flows from financing activities:
Proceeds from long-term debt	12,558,918	7,563,179	29,441,938
Repayments of long-term debt	(797,109)	(1,876,936)	(2,884,675)
Increase in notes payable to related parties	—	50,000	248,025
Payment of deferred financing costs	(300,000)	(200,000)	(500,000)
Payment of dividends on preferred stock	—	(70,302)	(70,302)
Purchase of treasury stock	—	—	(1,320)
Proceeds from sale of treasury stock, net	—	—	1,541,320
Proceeds from sale of common stock, net	—	200	4,895,664
Repayment of other financings	—	—	(1,385,842)
Net cash provided by financing activities	11,461,809	5,466,141	31,284,808

Increase (decrease) in cash and cash equivalents	642,957	(38,769)	1,267,764

Cash and cash equivalents, beginning of period	624,807	107,276	—

Cash and cash equivalents, end of period	$1,267,764	$68,507	$1,267,764

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2003

(Unaudited)

	Preferred shares	Preferred stock	Common shares (in 000’s)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

Balances at December 31, 2002	3,000	$2	59,147	$35,488	$10,201,625	$(6,355,132)	$—	$3,881,983

Common stock issued for products or services	—	—	4,082	2,449	563,678	—	—	566,127
Conversion of debentures	—	—	68	41	14,959	—	—	15,000
Stock based compensation	—	—	—	—	15,950	—	—	15,950
Accrued dividends on convertible preferred stock	—	—	—	—	—	(18,604)	—	(18,604)
Net loss	—	—	—	—	—	(2,377,087)	—	(2,377,087)

Balances at June 30, 2003	3,000	$2	63,297	$37,978	$10,796,212	$(8,750,823)	$—	$2,083,369

The accompanying notes are an integral part of these statements.

TRANSMERIDIAN EXPLORATION, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements of Transmeridian Exploration, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The balance sheet at December 31, 2002 is derived from the December 31, 2002 audited financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2002 annual report on Form 10-KSB.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 – Going Concern

The Company is a development stage company and has not yet commenced its primary revenue-generating operations, which are the production and sales of oil and gas.  The Company’s activities are primarily focused on the Caspian Sea region of the former Soviet Union and its principal property, the South Alibek field (“Field”), is located in Kazakhstan.  The Company’s operations in Kazakhstan are conducted through its indirect wholly-owned subsidiary, Caspi Neft TME (“Caspi Neft”). The ability of the Company to realize the carrying value of its assets is dependent on being able to produce and sell oil from the Field.  The Company’s primary emphasis since inception has been the exploration and development of the Field, and the Company has invested approximately $30.5 million through June 30, 2003.  This amount includes the initial costs of acquiring the Field, workover and drilling costs, and the costs of support equipment.  The Field has one existing well, #29, which has proved reserves, but has not been capable of production due to mechanical problems in the wellbore.  The Company’s present plan to drill a replacement well to Well #29, in early 2004, is more cost effective than resolving the mechanical problems of this Soviet era well.  The Company reached total depth on a second well, the South Alibek #1, in May 2003, discovering oil in both the KT1 and KT2 formations and is currently in the testing phase.  The South Alibek #1 is approximately 900 meters from the existing well which is outside the present boundaries of its proved reserves.  In July 2003, South Alibek #2 was spudded, which is located 1.5 miles north-northwest of South Alibek #1, and a drilling contractor has been engaged to drill South Alibek #4, located 1 mile south-southeast of South Alibek #1.  These and subsequent wells will significantly add to the effort to delineate the northern and southern reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on the investment in the Field.  In order to sell significant quantities of oil from the Field, the Company must obtain a production contract from the government of Kazakhstan (See Note 3).

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated losses totaling $8.8 million and has incurred a significant amount of debt in the development phase of its operations.  As of June 30, 2003, current liabilities exceed current assets by $18.1 million.  Additionally, to fully develop the area covered by the Field, the Company may need additional funding.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company.  Continued operations are dependent upon the Company’s ability to meet its financial obligations and to secure additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities which might be necessary should the Company be unable to continue as a going concern.

Management has taken steps and has the following plans which it believes will be sufficient to enable the Company to continue in existence:

1)               In February 2002, Caspi Neft obtained $20,000,000 in debt financing from a bank in Kazakhstan. Kazstroiproekt Ltd. (“KSP”) was required to arrange this $20 million financing to receive its two-year option, discussed in Note 3 below, to purchase a 50% interest in Caspi Neft.  The available capacity under this facility was fully utilized during April 2003 and the bank extended $1.5 million in additional financing to Caspi Neft as an interim step pending arrangements for an expanded facility.  In June 2003, Caspi Neft entered into the second facility with this bank in the amount of $30 million.  See Note 5 for further discussion of the terms of this facility.  The funds from this facility will be used for Caspi Neft’s ongoing development project, which includes an initial seven well drilling program, installation of a central production facility, construction of a 70 kilometer pipeline to the Emba Rail terminal and refurbishment of the terminal to handle crude oil sales from the Field.  Additionally, KSP has indicated that it intends to exercise its option to purchase 50% of Caspi Neft in exchange for a $15 million equity contribution (to be used to repay part of the existing bank debt of Caspi Neft). The arrangement of the $30 million in additional debt financing was a condition to the option exercise which condition has now been satisfied.  The Company believes that KSP has the ability and intent to consummate the additional equity contribution.  However, the timing of completion cannot be predicted and is largely outside the control of the Company (see Note 3).

2)               The Company’s near-term goal is to develop sufficient revenues from production to fund continuing capital expenditures and debt service requirements.  The amount of capital needed is dependent on many factors outside the control of the Company, including the costs and results of drilling operations, the ability to find and develop sufficient reserves and rates of production, the ability to effectively bring its future crude oil production to market and future world oil prices.  Management believes that the $30 million second credit facility should be sufficient to bring the Field to positive cash flow from operations and provide for the servicing of the Company’s debts. However, additional financing may be necessary to continue development of the Field.  The Company believes that it will be able to secure the necessary funding to continue development of the Field, but many of the factors required to execute its plans are outside the control of the Company.

3)               The Company has limited options to fund its U.S. overhead costs on a continuing basis.  Current expenditures for U.S. personnel, occupancy and administrative costs total between $100,000 and $110,000 per month.  Proceeds from borrowings in Kazakhstan are not available to the parent company to fund its U.S. operations, nor is it able to charge an overhead recovery or management fee.  The parent company owns the drilling rig used by Caspi Neft for operations in the South Alibek Field and receives net cash flow of approximately $18,000 per month after debt service attributable to the rig.  On a disaggregated basis, the accounts payable, accrued liabilities, debt and other liabilities of the Company, excluding Caspi Neft, totaled $8.6 million at June 30, 2003.  This amount includes obligations relating to the drilling rig totaling $4.4 million and the Company’s obligation to retire Caspi Neft bank debt totaling $2.7 million, both as of June 30, 2003.  As mentioned above, the monthly rig rental received from Caspi Neft is sufficient to pay the monthly debt service on the rig.  See Note 9 for discussion of the drilling rig dispute.  The $2.7 million Caspi Neft bank debt obligation is due in August 2003.  The Company has commenced discussions with the bank to defer this payment by one year, although there is no assurance such extension can be obtained.  The Company has historically relied upon the issuance of additional equity and debt to provide funds for its operations.  During 2002, the Company realized proceeds of approximately $100,000 from the private placement of its common stock and proceeds of approximately $200,000 from the issuance of convertible debentures.  Additionally, certain shareholders and related parties loaned the Company $248,025 in 2002.  In the first six months of 2003, the Company reduced cash outlays for operating costs by issuing common stock for products and services totaling $566,000.  The Company has taken steps to limit or reduce its U.S. overhead costs and believes that it will be able to continue to secure funding for these costs from the sale of common stock or additional borrowings until it achieves positive cash flow from operations and such cash flow becomes available to fund the Company’s U.S. operations.

Note 3 – Kazakhstan Properties and Ownership

License 1557 (“License”), covering the South Alibek Field, was granted by the Republic of Kazakhstan on April 29, 1999.  The License covers 14,111 acres.  The Exploration Contract associated with the License has a six-year term which expires in April 2005.  The Exploration Contract required capital expenditures during this period of approximately $18 million.  The Exploration Contract may be extended by mutual agreement for two extension periods of two years each.  During the primary term, the Company can produce wells under a test program and pay a royalty of 2%.  Any extension periods would need to be renegotiated with the government and would require additional capital commitments and could potentially include a reduction in the License area.  The Exploration Contract contains a provision which will allow the government to recover, from future revenues, approximately $4.8 million of exploration costs incurred prior to privatization.  The production contract (discussed below), when executed, will contain the final terms for recovery of these costs.

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

Kornerstone Investment Group Ltd. (Kornerstone) was originally engaged by the founders of the Company to identify and assist in the acquisition of oil and gas properties in Kazakhstan and the Caspian Sea region.  The agreement with Kornerstone provided for compensation to Kornerstone in the form of a 10% carried working interest.  Under the terms of this carried interest, the Company is required to pay all acquisition, exploration, development and operating costs attributable to the 10% carried interest and is entitled to receive all revenues attributable to the 10% carried interest until the Company’s costs are recovered.  Thereafter, Kornerstone will participate as a 10% working interest owner.

The Company’s ownership of the South Alibek Field is held through its wholly-owned subsidiary, Caspi Neft.  In November 2001, the Company entered into a Share Purchase Agreement with KSP, which provided KSP with a two-year option to purchase a 50% interest in Caspi Neft.  KSP was required to arrange a $20 million financing for Caspi Neft to receive this option, which was completed in February 2002.  To exercise this option, KSP must make a $15 million equity contribution to Caspi Neft, which would be used to repay part of the existing bank debt of Caspi Neft and must arrange $30 million in additional financing at a market rate of interest.  The option expires in February 2004.

KSP has indicated that it intends to exercise its option to purchase 50% of Caspi Neft.  In June 2003, the required $30 million financing was arranged and KSP has begun preparations for its $15 million required capital contribution to Caspi Neft.  However, at June 30, 2003, the legal agreements had not been finalized and the contribution has not been made, and there can be no assurance that the option exercise will be consummated.

The Company has fully consolidated the operations of its 100% owned Caspi Neft subsidiary.  At such time as KSP exercises its option, the Company will no longer be eligible to fully consolidate Caspi Neft.  The table below presents separate balance sheets and results of operations as of June 30, 2003 and for the six months then ended for (1) Transmeridian and subsidiaries, excluding Caspi Neft, and (2) for Caspi Neft on a stand-alone basis:

	Transmeridian and other subsidiaries	Caspi Neft	Eliminations	Consolidated
Balance Sheets As of June 30, 2003

Current assets	$666,884	$1,178,291	$(319,289)	$1,525,886
Property and equipment, net	5,813,742	30,789,325	—	36,603,067
Investment in Caspi Neft	3,907,578	—	(3,907,578)	—
Other assets	267,258	506,110	—	773,368
Total assets	$10,655,462	$32,473,726	$(4,226,867)	$38,902,321

Current liabilities(1)	$8,572,093	$14,082,782	$(3,026,802)	$19,628,073
Long-term debt, net	—	17,128,879	—	17,128,879
Other long-term liabilities	—	62,000	—	62,000
Stockholders’ equity	2,083,369	1,200,065	(1,200,065)	2,083,369
Total liabilities and equity	$10,655,462	$32,473,726	$(4,226,867)	$38,902,321

Statements of Operations For the Six Months Ended June 30, 2003

Operating and administrative expenses	$(963,062)	$(1,016,196)	$—	$(1,979,258)
Other income(expense)	(288,804)	(109,025)	—	(397,829)
Net loss	(1,251,866)	(1,125,221)	—	(2,377,087)
Preferred dividends	(18,604)	—	—	(18,604)
Net loss attributable to common stockholders	$(1,270,470)	$(1,125,221)	$—	$(2,395,691)

(1)  The Company is obligated to repay $2,233,000 of the Caspi Neft debt, plus interest thereon totaling $474,500.  Accordingly, these amounts are recorded by both the Company and Caspi Neft and are eliminated in consolidation.

Note 4 – Capitalized Interest Costs

Certain interest costs have been capitalized as a part of the cost of unproved oil and gas properties, which include property acquisition costs, wells in progress and related facilities.  Interest costs capitalized during the six months ended June 30, 2003 and 2002 totaled $1,449,900 and $450,800, respectively.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)

$20 Million credit facility with a Kazakhstan bank	$20,000,000	$14,253,000
$30 Million credit facility with a Kazakhstan bank	6,764,795	—
Note payable secured by drilling rig	2,345,188	3,142,296
Convertible debentures	232,122	200,000

Total debt (1)	29,342,105	17,595,296
Less current maturities	12,213,226	3,842,992
Long-term debt	$17,128,879	$13,752,304

(1) Does not include $2 million redeemable common stock.

Reference is made to Note 6 of the Notes to Consolidated Financial Statements included in the December 31, 2002 Annual Report on Form 10-KSB for discussion of the Company’s outstanding debt.

$30 Million Credit Facility

In June 2003, Caspi Neft entered into a $30 million credit facility with the same Kazakhstan bank which provided the existing $20 million credit facility.  The $30 million facility provides for borrowings up to $30 million through May 31, 2005.  The amount outstanding on May 31, 2005 is scheduled to be repaid over 36 equal monthly installments beginning June 2005 through the final maturity date of May 31, 2008.  The $30 million facility carries an interest rate of 15% and a commitment fee of 0.5% on the unborrowed portion.  Interest accrued during the first 24 months is payable on May 31, 2005; thereafter, interest is payable monthly.  A $1.5 million loan agreement executed with the bank in April 2003 served as bridge financing and was repaid on June 2, 2003 with proceeds from the new facility.  Upon execution of the $30 million facility, Caspi Neft paid the bank an up-front fee of $300,000, which has been capitalized as deferred financing costs and will be amortized over the five-year life of the facility.

Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License, and the stock of Caspi Neft.  The Company’s wholly-owned British Virgin Islands subsidiary has also guaranteed the loan.  Both facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.

The original $20 million facility remains outstanding according to its original terms.

Convertible Debentures

In June 2003, the Company entered into a settlement agreement with the holders of the convertible debentures which resolved and settled the litigation between the parties (see Note 9).  Pursuant to the terms of the settlement agreement, a new convertible note totaling $247,122 replaced the convertible debentures.  This amount consists of the $200,000 principal amount of the original debentures, accrued but unpaid interest and $35,000 for legal and other costs.  The new note continues to bear interest at 7% until repaid.  The new note is convertible into shares pledged under the original debenture agreement by the Company’s Chief Executive Officer.  The conversion price is the lesser of (i) $0.36 per common share or (ii) 85% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty trading days immediately preceding the date that notice of conversion is given.  The settlement agreement limits the amount of common stock which may be sold by the note holder during any five day trading period.  In accordance with an indemnification agreement, the Company will replace the CEO’s common shares which are acquired upon conversion with newly issued Company common shares.

In connection with the settlement agreement, the Company expensed the $35,000 reimbursement to the note holder for legal and other costs and expensed $10,833in unamortized deferred financing costs associated with the convertible debentures.  During the second quarter of 2003, the note holder converted $15,000 of principal into 68,000 common shares, which reduced the note balance to $232,122.

Note 6 – Stockholders’ Equity

Common Stock Issued for Products or Services

The Company from time-to-time will enter into agreements to exchange common stock for products or services, including investment advisory services, financial consulting, and other products or services related to the operations of the Company.  The stock issued is valued at the fair market value of the stock at the date of the agreements or the value of the products or services rendered, whichever is more clearly evident.  During the six months ended June 30, 2003, the Company issued 4,082,000 common shares for products and services.  This amount included 1,500,000 shares issued in January 2003 to settle all remaining obligations in connection with the April 2002 resignation of the former Chairman of the Company, including obligations related to a consulting contract.  As of December 31, 2002, the Company had a liability of $180,000 associated with these obligations, which approximated the fair value of the common stock upon settlement.  In addition, the Company issued 1,500,000 shares of common stock in February 2003, valued at $147,400, in exchange for drill pipe for use in its operations.

In May 2003, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission to register 2,500,000 shares under the 2003 Stock Compensation Plan.  Such stock will be issued from time-to-time in lieu of cash to compensate officers, employees, directors and third-party consultants for services rendered.  During the six months ended June 30, 2003, 552,000 shares of the 4,082,000 shares described above were issued under the Form S-8.

Stock Option Plan

The Company has an incentive stock option plan (the “Plan”) under which 5,000,000 shares of common stock may be granted to officers, board members, key employees and consultants through December 31, 2010.  Under the Plan, the exercise price of each option equals the fair market value of the Company’s common stock on the date of grant and all options granted have a maximum term of five years.  The vesting period is to be determined by the Board of Directors at the date of grant.  In the second quarter of 2003, options to purchase 1,130,000 shares were granted leaving 3,870,000 options available for grant under the Plan.

Note 7 – Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net loss per common share is computed based upon the weighted-average number of common shares outstanding plus the common shares which would be issuable upon the conversion or exercise of all potentially dilutive securities.  Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are antidilutive.

Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Note 8 – Business Segment Information

The Company’s business activities relate solely to oil and gas exploration and production.  The Company’s primary emphasis since its formation in 2000 has been the exploration and development of the South Alibek Field.  In 2002, the Company made an initial investment in U.S. properties.  The drilling rig purchased in 2001 is used to support the exploration and development activities in Kazakhstan.  At June 30, 2003 and December 31, 2002, substantially all of the Company’s assets were located in Kazakhstan.  For each of the three and six month periods ended June 30, 2003 and 2002, substantially all of the Company’s results of operations were general and administrative, operating and other start-up costs associated with its operations in Kazakhstan.

Note 9 – Commitments and Contingencies

Litigation

On March 5, 2003, Private Capital Group LLC (“Plaintiff”) filed suit against the Company, its Chief Executive Officer and the Company’s stock transfer agent (“Defendants”).  The suit alleged that the Defendants breached their contractual obligations to the Plaintiff in connection with its $200,000 investment in convertible debentures of the Company on August 5, 2002.  In June 2003, the Company entered into a settlement agreement with the Plaintiff which is described in Note 5.

Threatened Claims

On February 6, 2003, an attorney for the former Chief Financial Officer of the Company sent a demand letter asserting claims relating to his separation from service from the Company and threatening further legal action.  Attempts to settle this matter have been unsuccessful.  As of July 31, 2003, no suit had been filed in this matter.

Drilling Rig Dispute

In December 2001, the Company purchased a drilling rig for $5.3 million by the issuance, to the seller, of a note payable for $3.3 million and redeemable common stock of $2.0 million.  Reference is made to Notes 3, 6 and 7 of the Notes to Consolidated Financial Statements included in the December 31, 2002 Annual Report on Form 10-KSB.  In July 2003, the Company was notified by the holder of a first lien (First Lien Holder) on the rig that the Seller was in default under its note payable obligation to the First Lien Holder.  At June 30, 2003, the Company’s obligations to the Seller totaled approximately $4.5 million, which included a note payable on the rig for $2.3 million and the redeemable common stock and related note for $2 million.  The Company has initiated discussions with the First Lien Holder with the intent to resolve the Sellers default by making future monthly note payments directly to the First Lien Holder.  Management believes the Company’s direct monthly payments to the First Lien Holder will cure the Seller’s default to the First Lien Holder; however, there can be no assurance that the First Lien Holder will waive the default.

International Commitments

The Company, through its subsidiary Caspi Neft, is subject to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the South Alibek field in Kazakhstan.  In connection with the Exploration Contract, the Company was committed to spend approximately $18 million on development of the Field through 2005.  As of June 30, 2003, the Company had met the minimum expenditure commitment.  The Company’s current plans include the drilling of six additional exploratory and development wells at a cost of $21 million along with the support equipment and facilities necessary for the Kazakhstan operations.  The six wells will be drilled over the next year to eighteen months and most of the support equipment will be added in 2003.  Certain purchase commitments have been made in the ordinary course of business in connection with planned 2003 operations.

In June 2003, Caspi Neft entered into a five-well turnkey contract with The Great Wall Kazakh-Chinese Drilling Co. which provides for the drilling of up to five wells to the depth of 4,000 meters at a cost of approximately $3.2 million per well.  The cost per well is to be adjusted up or down based upon the number of days required to complete each well.  This contract may be cancelled by Caspi Neft with a 10-day notice.

Note 10 – Reclassifications and Adjustments

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

Note 11 – Supplemental Disclosure of Cash Flow Information

The cash paid for interest and income taxes and significant non-cash transactions, which have been excluded from the consolidated statements of cash flows pursuant to SFAS No. 95, are summarized below:

	Six Months Ended June 30,		Cumulative Total from Inception to June 30, 2003
	2003	2002
Amounts paid for:
Interest	$116,339	$67,816	$1,475,394
Interest capitalized (non-cash)	(1,449,883)	(450,786)	(2,735,877)
Income taxes	—	—	—

Non-cash transactions:
Common stock issued for products and services	$446,057	$770,000	1,915,957
Convertible debentures converted to common stock	15,000	—	15,000
Issuance of common stock to settle deferred financing obligation	—	—	200,000
Accrued and unpaid dividends on convertible preferred stock	18,607	18,605	56,127
Capital contribution by stockholder for investor relations services	—	—	25,500
Asset retirement obligation	62,000	—	62,000
Issuance of warrants with convertible debentures	—	—	20,000
Retirement of common stock	—	4,020	7,020
Exchange of convertible preferred stock for common stock	—	60	60
Acquisition of drilling rig for debt and redeemable common stock	—	—	5,300,000
Issuance of convertible preferred stock in exchange for working interest	—	—	1,500,000
Deferred financing costs incurred but not paid in cash	—	—	200,000
Acquisition of oil and gas properties for debt	—	—	1,385,842
Conversion of debt to preferred stock	—	—	300,158
Conversion of debt to common stock	—	—	200,000

Note 12 – Recently Issued Accounting Pronouncements

Under Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which the Company adopted effective January 1, 2003, the discounted present value of future dismantlement, restoration and abandonment costs are recognized as a liability on the balance sheet with a corresponding increase to the cost of the asset.  The accretion of the discounted liability is recognized as an operating expense.  Based on operations completed as of June 30, 2003, the estimated future dismantlement, restoration and abandonment obligation related to the South Alibek Field was $62,000 and there was no cumulative effect upon adoption of SFAS No. 143.

Note 13 – Subsequent Events

In July 2003, the Company agreed to issue 750,000 shares of common stock in exchange for drill pipe to be used in its operations.

In July 2003, the holders of the 3,000 shares of the outstanding 12.5% convertible preferred stock elected to convert their shares to common stock.  The $300,158 stated value of the preferred stock plus accrued dividends totaling $57,256 were converted into 1,545,910 shares of common stock, in accordance with the terms of the preferred stock agreement.  The convertible preferred stock was owned in equal amounts by the Chief Executive Officer of the Company and the operations manager of the Kazakhstan operations of Caspi Neft.

Item 2.  Management’s Discussion and Plan of Operations

Transmeridian Exploration, Inc. (the “Company”) was incorporated in the State of Delaware in April 2000.  We are a development stage company organized to acquire and develop oil and gas properties.  Our primary oil and gas property is License 1557 and the related Exploration Contract for the development of the South Alibek Field (the “Field”) in Kazakhstan.  The primary emphasis since our formation in 2000 has been the exploration and development of the Field.  Our operations in the Republic of Kazakhstan are conducted through a wholly-owned subsidiary, Caspi Neft TME (“Caspi Neft”).

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

Development Stage and Going Concern

We are a development stage company and have not yet commenced our primary revenue-generating activities, which are the production and sales of oil and gas.  Our ability to realize the carrying value of our assets is dependent on being able to produce and sell oil from the South Alibek Field.  Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have accumulated losses totaling $8.8 million and have incurred a significant amount of debt in the development phase of our operations.  To fully develop the Field and achieve positive cash flow, we may need additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

Our consolidated financial statements include all of our consolidated subsidiaries.  Our most significant wholly-owned subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field.  Except for the drilling rig, which is owned by the parent company, the assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations.  In February 2002, we granted Kazstroiproekt, Ltd. (“KSP”) a two-year option to acquire a 50% equity interest in Caspi Neft. KSP was required to arrange a $20 million financing for Caspi Neft to receive this option, which was completed in February 2002.  KSP must meet certain financial commitments to exercise its option, including paying $15 million of Caspi Neft’s bank debt and arranging an additional $30 million in bank financing for Caspi Neft.  KSP has until February 2004 to exercise its option.  KSP has indicated that it intends to exercise its option to purchase 50% of Caspi Neft.  In June 2003, the required $30 million financing was arranged and KSP has begun preparations for its $15 million required capital contribution to Caspi Neft.  However, at June 30, 2003 the legal agreements had not been finalized and the contribution has not been made, and there can be no assurance that the option exercise will be consummated.  If KSP exercises its option, we will no longer be eligible to fully consolidate Caspi Neft, which would materially affect our financial statements.  Additionally, our net interest in the oil and gas reserves of the Field would be proportionally reduced to reflect the new ownership structure.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the December 31, 2002 Notes to Consolidated Financial Statements.  This accounting method has a pervasive effect on our reported financial position and results of operations.  The South Alibek #1, which reached total depth in May 2003 and is presently being tested, is classified as exploratory under SEC and GAAP requirements, as it is outside the boundaries of our current proved reserves.  Under the successful efforts method of accounting, the costs of this well have initially been capitalized pending the determination of whether the well increases proved reserves.  If it were not successful in adding proved reserves, these drilling costs would be charged to expense.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig in 2002 during the time it was being prepared for its intended use.  During the six month periods ended June 30, 2003 and 2002, we capitalized $1,449,900 and $450,800, respectively, of interest costs, which reduced our reported net interest expense to $397,900 and $112,100, respectively.  Because most of our emphasis in 2002 and 2003 has been on the exploration and development of our Kazakhstan property, the resulting interest capitalized was significant.  This capitalized interest becomes part of the capitalized costs of our properties which will be amortized as a part of depreciation, depletion and amortization or charged to expense if the results of our drilling should prove unsuccessful.

Review of Operations and Capital Transactions

Our two primary sources of funding have been private placements of common stock and borrowings under our credit facilities with a Kazakhstan bank.  From inception through June 30, 2003, we have received a total of $6.4 million in net cash proceeds from sales of common stock.

We have also issued approximately 13.5 million shares, valued at $2.0 million, in exchange for products or services provided.  Our cumulative proceeds from all borrowings, net of repayments, have amounted to $24.9 million since inception.  These proceeds have been used to fund the purchase of the South Alibek Field, at an initial acquisition cost of $4.0 million, and to fund expenditures for remedial work on South Alibek #29, drilling of the South Alibek #1 and costs of support and production facilities.  Our cumulative capitalized costs attributable to the South Alibek Field as of June 30, 2003 were $30.5 million, including $2.5 million of capitalized interest.

In February 2002, we secured a $20 million credit facility to fund operations in the South Alibek Field.  The available capacity under this facility was fully utilized in April 2003 and the bank extended $1.5 million in additional financing to Caspi Neft as an interim step pending arrangements for an additional facility.  A portion of this facility, approximately $2.2 million plus accrued interest thereon, is due in August 2003, with the remaining principal balance payable in 12 equal monthly installments beginning in February 2004.  In June 2003, Caspi Neft entered into a second facility with this bank in the amount of $30 million.  The funds from this facility will be used for Caspi Neft’s ongoing development project, which includes an initial seven well drilling program, installation of a central production facility, construction of a 70 kilometer pipeline to the Emba Rail terminal and refurbishment of the Emba terminal to handle crude oil sales from the Field.

In February 2002, we granted KSP a two-year option to acquire a 50% equity interest in Caspi Neft, the subsidiary which holds our interest in the South Alibek Field.  KSP was required to arrange a $20 million financing for Caspi Neft to receive this option, which was completed in February 2002.  KSP has indicated that it intends to exercise its option to purchase 50% of Caspi Neft in exchange for a $15 million equity contribution (to be used to repay part of the existing debt of Caspi Neft).  The arrangement of the $30 million in additional debt financing was a condition to the option exercise which condition has now been satisfied.  The Company believes that KSP has the ability and intent to consummate this transaction.  However, the timing of completion cannot be predicted and is largely outside the control of the Company.

In 2002, we invested approximately $33,000 to acquire two U.S. properties, with the intent to re-enter pre-existing gas wells with potential for non-produced natural gas.  The Company commenced re-entry operations on the first property in July 2003 and is plugging and abandoning the well due to the presence of a downhole obstruction that prevented an economical completion of the well.  The Company is presently moving the rig and other equipment to the second well where re-entry operations will commence.

We purchased a drilling rig in December 2001 for $5.3 million and spent an additional $0.5 million on refurbishments and modifications to make it suitable for use in our operations in the South Alibek Field.  The acquisition cost of the rig was financed with a $3.3 million note payable and $2.0 million in common stock subject to mandatory redemption.  The rig commenced drilling the South Alibek #1 in October 2002 and in July 2003, commenced drilling South Alibek #2.

Our operating and administrative costs during the period from inception through June 30, 2003, have totaled $7.1 million.  Interest expense, net of amounts capitalized, totaled $1.7 million.  These are the primary components of our cumulative loss attributable to common shareholders of $8.8 million.  Revenues from test production of oil have been relatively insignificant.  We are considered a development stage company until we establish commercial production and revenues.

Plan of Operations

Our primary near-term objective is to generate sufficient commercial production from the South Alibek Field to fund ongoing development and operating costs of the Field and allow us to service our debt in accordance with its terms.  The Field has one existing well (#29) which has proved reserves, but has not been capable of production due to mechanical problems in the wellbore.

The Company’s present plan to drill a replacement well to Well #29, in early 2004, is more cost effective than resolving the mechanical problems of this Soviet era well.  Our current field development plans include an initial program of seven wells to identify the productive limits of the Field.  The first of these wells, the South Alibek #1, reached total depth of 12,435 feet on May 2, 2003, discovering oil in both the KT1 and KT2 formations and we have begun the completion and testing phase.  The South Alibek #1 is approximately 900 meters from the existing Well #29 which is outside the present boundaries of its proved reserves.  In July 2003, South Alibek #2 was spudded, which is located 1.5 miles north-northwest of South Alibek #1.  To accelerate our development plan, in June 2003, we entered into a drilling contract for a second rig which provides for the drilling of five wells on a turnkey basis.  This drilling contractor will spud South Alibek #4, located 1 mile south-southeast of South Alibek #1, as soon as the rig can be mobilized to the location.  These and subsequent wells will significantly add to the effort to delineate the northern and southern reserve potential of the Field.  The remaining six wells are expected to cost approximately $3.5 million each to drill, or $21 million in total.  Ultimately, development of the Field may require as many as 44 wells.

In addition to the initial seven well drilling program, we intend to incur up to $9 million over the next 12-18 months on the installation of a central production facility, construction of a 70 kilometer pipeline to the Emba Rail terminal and refurbishment of the Emba terminal to handle crude oil sales from the Field.

Our longer-term strategic plan is to acquire and exploit other mid-sized fields in the Caspian Sea Region.  We consider this an excellent area for oil and gas development and we are actively evaluating new opportunities to build our reserve base in the area.

Outlook for 2003

Credit Facility and Exercise of Option by KSP

In February 2002, we obtained $20 million in debt financing from a bank in Kazakhstan.   As previously described, KSP was required to arrange this $20 million financing to receive its two-year option to purchase a 50% interest in Caspi Neft.  The available capacity under this facility was fully utilized during April 2003 and the bank extended $1.5 million in additional financing as an interim step pending arrangements for an expanded facility.  In June 2003, Caspi Neft entered into the second facility with this bank in the amount of $30 million.  The funds from this facility will be used for Caspi Neft’s ongoing development project as described under Plan of Operations above.  Additionally, KSP has indicated that it intends to complete the final component of its obligations to exercise its option to purchase 50% of Caspi Neft with the funding of the $15 million equity contribution to Caspi Neft.  This contribution will be applied toward the outstanding debt of Caspi Neft.  The arrangement of the $30 million in additional debt financing was a condition to the option exercise which has now been satisfied. We believe that KSP has the ability and intent to exercise the purchase option.  However, completion of this process is outside our control.

Continued Development of South Alibek Field

Our near-term goal is to develop sufficient revenues from production to fund continuing capital expenditures and debt service requirements.  The amount of capital needed is dependent on many factors outside our control, including the costs and results of drilling operations, the ability to find and develop sufficient reserves and rates of production, the ability to effectively bring our future crude oil production to market and the level of future world oil prices.  Management believes that the $30 million of additional financing should be sufficient to bring the Field to positive cash flow from operations and provide for the servicing of the Company’s debts.  However, additional financing may be necessary to continue development of the Field.  We believe that we will be able to secure the necessary funding to continue development of the Field, but many of the factors required to execute our plans are outside our control.

U.S. Operations and Funding of Overhead

We have limited options to fund our U.S. overhead costs on a continuing basis.  Current expenditures for U.S. personnel, occupancy and administrative costs total between $100,000 and $110,000 per month.  Proceeds from borrowings in Kazakhstan are not available to the U.S. parent company to fund its U.S. operations, nor is it able to charge an overhead recovery or management fee.  The U.S. parent company owns the drilling rig used by Caspi Neft for operations in the South Alibek Field and receives net cash flow from Caspi Neft of approximately $18,000 per month after debt service attributable to the rig.  On a disaggregated basis, the accounts payable, accrued liabilities, debt and other liabilities of the Company, excluding Caspi Neft, totaled $8.6 million at June 30, 2003.  This amount includes obligations relating to the drilling rig totaling $4.4 million and the Company’s obligation to retire Caspi Neft debt totaling $2.7 million, both as of June 30, 2003.  As mentioned above, the monthly rig rental received from Caspi Neft is sufficient to pay the monthly debt service on the rig.  The $2.7 million Caspi Neft debt obligation is due in August 2003.  The Company has commenced discussions with the bank to defer this payment by one year; although there is no assurance such extension can be obtained.  The Company has historically relied upon the issuance of additional equity and debt to provide funds for its operations.  During 2002, we realized proceeds of approximately $100,000 from the private placement of common stock and proceeds of approximately $200,000 from the issuance of convertible debentures.  Additionally, certain shareholders and related parties loaned us $248,000 in 2002.  In the six months ended June 30, 2003, we have issued 4.1 million shares of common stock for products and services valued at $566,000 providing cash for the parent company or minimizing cash outflow.  We have taken steps to limit or reduce our U.S. overhead costs and believe that we will be able to continue to secure funding for these costs from the sale of common stock or additional borrowings until we achieve positive cash flow from operations and such cash flow becomes available to fund our U.S. operations.

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

Item 3. Controls and Procedures

Corporate Disclosure Controls

During 2002 and the six months ended June 30, 2003, and as of June 30, 2003, the Company’s certifying officer conducted a review of the Company’s disclosure controls and procedures and determined that they were in need of improvement.  As a result of this review, we engaged financial consultants with experience in accounting for oil and gas operations and SEC reporting requirements to conduct a review of our financial reporting procedures and disclosure controls.  That review resulted in changes to the Company’s accounting policies and procedures and also resulted in adjustments to the financial statements for the year ended December 31, 2002.

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

Additionally, as reported in a Current Report on Form 8-K dated May 16, 2003, during the fourth quarter of 2002, we made certain other adjustments to our financial statements which affected the other interim periods of 2002.  These adjustments included capitalization of interest on unproved oil and gas properties, adjustments to the depreciation of drilling equipment, amortization of deferred financing costs and certain other adjustments as discussed in the Form 8-K.  The Form 8-K included adjusted financial statements for the interim periods of the year ended December 31, 2002.  There were no adjustments made to periods prior to 2002.

These adjustments and other procedures in connection with the review caused us to be late filing our December 31, 2002 Annual Report on Form 10-KSB.  As a result of the review, we have implemented new accounting policies and procedures at the corporate level in Houston to improve the accuracy and quality of our financial reporting.

Kazakhstan Internal Controls

The volume and dollar amount of Company’s transactions in Kazakhstan have increased significantly beginning in 2002.  We have undertaken improvements in our accounting procedures and personnel in Kazakhstan, including the implementation of a computer-based accounting system and additional training of personnel.  We have detailed policies and procedures relating to the procurement of goods and services for our operations in Kazakhstan and cash disbursements for purchases, and we are confident that these procedures are being consistently followed.  As a result of communication issues between our U.S. and Kazakhstan accounting and operating personnel, we face continuing challenges to improve the timeliness of our accounting and financial reporting and the quality of information reported to the Houston office.  In connection with the 2002 annual audit, our independent auditors advised management of the Company and the audit committee that they believe the issues related to our reporting structure and the timeliness and quality of information reported from Kazakhstan present a material weakness in internal control.  We intend to continue to address and resolve those issues during 2003.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 5, 2003, Private Capital Group LLC (“Plaintiff”) filed suit against the Company, its Chief Executive Officer and the Company’s stock transfer agent (“Defendants”).  The suit alleged that the Defendants breached their contractual obligations to the Plaintiff in connection with its $200,000 investment in convertible debentures of the Company on August 5, 2002.  In June 2003, the Company entered into a settlement agreement with the Plaintiff which is described in Note 5 to the Consolidated Financial Statements.

On February 6, 2003, an attorney for the former Chief Financial Officer of the Company sent a demand letter asserting claims relating to his separation from service from the Company and threatening further legal action.  Attempts to settle this matter have been unsuccessful.  As of July 31, 2003, no suit had been filed in this matter.

In December 2001, the Company purchased a drilling rig for $5.3 million by the issuance, to the seller, of a note payable for $3.3 million and redeemable common stock of $2.0 million.  Reference is made to Notes 3, 6 and 7 of the Notes to Consolidated Financial Statements included in the December 31, 2002 Annual Report on Form 10-KSB.  In July 2003, the Company was notified by the holder of a first lien (First Lien Holder) on the rig that the Seller was in default under its note payable obligation to the First Lien Holder.  At June 30, 2003, the Company’s obligations to the Seller totaled approximately $4.5 million, which included a note payable on the rig for $2.3 million and the redeemable common stock and related note for $2 million.  The Company has initiated discussions with the First Lien Holder with the intent to resolve the Sellers default by making future monthly note payments directly to the First Lien Holder.  Management believes the Company’s direct monthly payments to the First Lien Holder will cure the Seller’s default to the First Lien Holder; however, there can be no assurance that the First Lien Holder will waive the default.

Item 2.  Changes in Securities

Recent Issuance of Unregistered Securities

On April 28, 2003, we issued 38,543 shares of common stock, valued at $9,525, in payment of services performed by a financial consultant.

On June 13, 2003, we issued 245,393 shares of common stock, valued at $73,618, in settlement of trade payables for oil field products purchased for use in our operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held in Houston, Texas at 10:00 a.m. local time on Friday, May 9, 2003.  The only item of business was the election of directors.  Out of a total of 63,393,283 shares of the Company’s common stock outstanding and entitled to vote, 49,390,754 shares were present at the meeting in person or by proxy, representing 77.9 percent.

Each of the directors standing for election received 49,390,754 votes for election or 77.9 percent of the eligible total shares entitled to vote.  The directors standing for election were James H. Dorman, Philip J. McCauley, Lorrie T. Olivier, George E. Reese and Angus G.M.P. Simpson.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 31 - Rule 13a-15(e) and 15d-15(e) Certification.

Exhibit 32 - Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

On May 16, 2003, the Company filed a Current Report on Form 8-K to report certain other adjustments to our financial statements which affected the interim periods of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.
(Registrant)

Date: August 11, 2003

/s/ Lorrie T. Olivier
Lorrie T. Olivier,
Chairman, President, CEO and Chief Financial Officer