Form 10QSB
period 2003-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2003-11-13
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended:

September 30, 2003

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

As of November 7, 2003, there were 70,648,205 shares of common stock outstanding.  Such amount includes 3,333,333 shares issued pursuant to a private placement of common stock on October 15, 2003, but does not include 1,000,000 shares of redeemable common stock.

TRANSMERIDIAN EXPLORATION, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the Three Month Periods Ended September 30, 2003 and 2002

Consolidated Statements of Operations for the Nine Month Periods Ended September 30, 2003 and 2002 with Cumulative Total from Inception to September 30, 2003

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2003 and 2002 with Cumulative Total from Inception to September 30, 2003

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Plan of Operations

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Transmeridian Exploration, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
As of September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$419,798	$624,807
Receivables	73,748	5,527
Prepaid expenses	157,987	183,391
Total current assets	651,533	813,725

Property and equipment:
Oil and gas properties, successful efforts method	39,439,266	18,167,880
Drilling rig and equipment	6,486,894	6,040,818
Transportation equipment	239,821	222,844
Office and technology equipment	221,566	170,847
Total property and equipment	46,387,547	24,602,389
Less accumulated depreciation	817,310	205,790
Net property and equipment	45,570,237	24,396,599

Other assets	699,585	1,061,090
Total assets	$46,921,355	$26,271,414

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,187,986	$1,419,004
Current maturities of long-term debt	16,237,017	3,842,992
Redeemable common stock	2,000,000	—
Interest payable	4,030,578	1,127,106
Notes payable to related parties	248,025	248,025
Total current liabilities	24,703,606	6,637,127

Long-term debt, net of current maturities	20,938,712	13,752,304
Redeemable common stock	—	2,000,000
Other long-term liabilities	186,000	—

Stockholders’ equity:
Preferred stock	—	2
Common stock	40,227	35,488
Additional paid-in capital	11,398,252	10,201,625
Deficit accumulated during development stage	(10,345,442)	(6,355,132)
Total stockholders’ equity	1,093,037	3,881,983
Total liabilities and stockholders’ equity	$46,921,355	$26,271,414

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

For the Three Month Periods Ended September 30, 2003 and 2002

(Unaudited)

	Three Month Periods Ended
	September 30, 2003	September 30, 2002
		(Restated)
Oil revenues	$158,764	$—

Operating and administrative expenses	1,551,528	721,826

Operating loss	(1,392,764)	(721,826)

Other income (expense):
Interest income	3	226
Interest expense, net of capitalized interest	(200,727)	(84,355)
Total other income (expense)	(200,724)	(84,129)

Net loss	(1,593,488)	(805,955)

Preferred dividends	(1,131)	(9,456)

Net loss attributable to common stockholders	$(1,594,619)	$(815,411)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	65,372,461	59,613,433

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

For the Nine Month Periods Ended September 30, 2003 and 2002

(Unaudited)

	Nine Month Periods Ended		Cumulative Total from Inception to September 30, 2003

	September 30, 2003	September 30, 2002

		(Restated)
Oil revenues	$158,763	$—	$210,052

Operating and administrative expenses	3,529,788	1,764,645	8,629,065

Operating loss	(3,371,025)	(1,764,645)	(8,419,013)

Other income (expense):
Gain on sale of working interest	—	—	414,146
Interest income	20	3,911	3,949
Start-up costs	—	—	(246,484)
Interest expense, net of capitalized interest	(599,570)	(196,492)	(1,917,514)
Total other income (expense)	(599,550)	(192,581)	(1,745,903)

Net loss	(3,970,575)	(1,957,226)	(10,164,916)

Preferred dividends	(19,735)	(28,062)	(180,526)

Net loss attributable to common stockholders	$(3,990,310)	$(1,985,288)	$(10,345,442)

Basic and diluted loss per share	$(0.06)	$(0.03)

Weighted average common shares outstanding	62,957,899	57,803,892

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2003 and 2002

(Unaudited)

	Nine Months Ended September 30,		Cumulative Total from Inception to September 30, 2003

	2003	2002
		(Restated)
Cash flows from operating activities:
Net loss	$(3,970,575)	$(1,957,226)	$(10,164,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,218	30,867	122,508
Stock issued for products or services	275,299	35,000	1,010,199
Stock based compensation expense	68,625	—	68,625
Imputed interest expense	—	35,924	35,924
Gain on sale of working interest	—	—	(414,146)
Amortization of debt financing costs	135,833	90,555	262,223
Amortization of prepaid contracts	319,480	214,375	625,730
Exploration costs	277,012	—	277,012
Decrease (increase) in receivables	(5,078)	(10,693)	(265,437)
Decrease (increase) in prepaid expenses	4,291	(10,000)	(203,160)
Increase in interest payable	314,100	—	314,100
Increase (decrease) in accounts payable and accrued liabilities	(39,879)	667,508	1,338,605
Net cash used in operating activities	(2,560,674)	(903,690)	(6,992,733)

Cash flows from investing activities:
Capital expenditures	(21,723,440)	(7,291,182)	(38,290,428)
Non-cash portion of capital expenditures	4,198,338	615,560	5,325,444
Depreciation of support equipment	551,302	—	694,803
Advances to operators	(63,143)	—	(63,143)
Increase in other assets	(45,425)	(15,536)	(129,323)
Proceeds from the sale of working interest	—	—	614,146
Net cash used in investing activities	(17,082,368)	(6,691,158)	(31,848,501)

Cash flows from financing activities:
Proceeds from long-term debt	20,810,502	9,523,128	37,693,522
Repayments of long-term debt	(1,072,469)	(1,837,423)	(3,160,035)
Increase in notes payable to related parties	—	230,000	248,025
Payment of deferred financing costs	(300,000)	(200,000)	(500,000)
Payment of dividends on preferred stock	—	(70,302)	(70,302)
Purchase of treasury stock	—	—	(1,320)
Proceeds from sale of treasury stock, net	—	—	1,541,320
Proceeds from sale of common stock, net	—	100,200	4,895,664
Repayment of other financings	—	—	(1,385,842)
Net cash provided by financing activities	19,438,033	7,745,603	39,261,032

Increase (decrease) in cash and cash equivalents	(205,009)	150,755	419,798

Cash and cash equivalents, beginning of period	624,807	107,276	—

Cash and cash equivalents, end of period	$419,798	$258,031	$419,798

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2003

(Unaudited)

	Preferred shares	Preferred stock	Common shares (in 000’s)	Common stock	Additional paid-in capital	Accumulated deficit	Total

Balances at December 31, 2002	3,000	$2	59,147	$35,488	$10,201,625	$(6,355,132)	$3,881,983

Common stock issued for products or services	—	—	5,540	3,325	893,560	—	896,885
Conversion of preferred stock	(3,000)	(2)	1,546	927	56,329	—	57,254
Conversion of debentures	—	—	812	487	157,113	—	157,600
Stock based compensation	—	—	—	—	68,625	—	68,625
Warrants issued for services	—	—	—	—	21,000	—	21,000
Dividends on preferred stock	—	—	—	—	—	(19,735)	(19,735)
Net loss	—	—	—	—	—	(3,970,575)	(3,970,575)

Balances at September 30, 2003	—	$—	67,045	$40,227	$11,398,252	$(10,345,442)	$1,093,037

The accompanying notes are an integral part of these statements.

TRANSMERIDIAN EXPLORATION, INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

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

Note 2 – Development Stage and Going Concern

The Company is considered a development stage company as it is not yet producing significant oil and gas revenues relative to its cumulative investment in oil and gas properties.  Its development activities are continuing.  The Company’s activities are primarily focused on the Caspian Sea region of the former Soviet Union and its principal property, the South Alibek field (“Field”), is located in the Republic of Kazakhstan.  The Company’s operations in Kazakhstan are conducted through its indirect wholly-owned subsidiary, Caspi Neft TME (“Caspi Neft”).  The Company’s primary emphasis since inception has been the exploration and development of the Field, and the Company has invested approximately $39.4 million through September 30, 2003.  The Company currently has one producing well in the Field and two wells which were in the process of being drilled as of September 30, 2003.  Another well was previously producing and contains proved reserves, but the Company currently plans to drill a new well to replace this wellbore.  These and subsequent wells will be necessary to fully delineate the reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on the investment in the Field.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated losses totaling $10.3 million and has incurred a significant amount of debt in the development phase of its operations.  As of September 30, 2003, current liabilities exceeded current assets by $24.1 million.  A portion of the Company’s debt and accrued interest, totaling approximately $2.8 million, was due in August 2003 under the terms of the $20 million credit facility.  The Company has been advised that the bank may be willing to grant a one-year extension of this obligation and management is in active discussions with the bank to complete this arrangement.  This extension is expected to occur in connection with a restructuring of the $20 million loan agreement upon exercise of the KSP option (see Note 3 of the Notes to Consolidated Financial Statements).  However, there can be no assurance that the bank will grant such an extension or otherwise defer this payment obligation.  Additionally, to fully develop the area covered by the Field, the Company may need additional funding beyond the amounts currently available under its credit facilities.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company.  Continued operations are dependent upon the Company’s ability to meet its financial obligations and/or to secure additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities which might be necessary should the Company be unable to continue as a going concern.

Management has taken steps which it believes will be sufficient to enable the Company to continue in existence.  As of September 30, 2003, the Company had available borrowing capacity of approximately $15.0 million under its credit facilities with Turan Alem Bank for continuing development of the Field.  Management intends to utilize this amount to drill and complete the two wells currently in progress and to drill at least two additional wells.  The available funds will also be utilized, in part, to install central processing facilities in the Field, to refurbish the Emba rail terminal and to begin installation of pipeline facilities.  Based on drilling results from the Field, management expects to utilize cash flow from production to continue development of the Field and provide for repayment of debt.  Such cash flow is dependent upon many factors, such as successful drilling results and rates of production, adequate market oil prices, and other factors, many of which may be beyond the control of the Company.  As discussed above, it may be necessary or beneficial to seek additional financing to continue development of the Field on an accelerated basis.

As discussed in Note 13 to the Consolidated Financial Statements, on October 15, 2003, the Company entered into an agreement to sell 10,000,000 shares of common stock in a private placement for total proceeds of $3.0 million.  As of October 30, 2003, the Company had received $1.0 million of such proceeds.  The balance is payable in two installments of $1.0 million each on November 24, 2003 and December 23, 2003, respectively.  This transaction, if fully consummated, is expected to provide adequate funding for the U.S. operations of the Company for a period exceeding the next twelve months.

Note 3 – Kazakhstan Properties and Ownership

License 1557 (“License”), covering the South Alibek Field, was granted by the Republic of Kazakhstan on April 29, 1999.  The License covers 14,111 acres.  The Exploration Contract associated with the License has a six-year term which expires in April 2005.  The Exploration Contract required capital expenditures during this period of approximately $18 million, which have now been satisfied.  The Exploration Contract may be extended by mutual agreement for two extension periods of two years each.  During the primary term, the Company can produce wells under a test program and pay a royalty of 2%.  Any extension periods would need to be negotiated with the government and could require additional capital commitments and could potentially include a reduction in the License area.  The Exploration Contract contains a provision which will allow the government to recover, from future revenues, approximately $4.8 million of exploration costs incurred prior to privatization.  The final terms for recovery of these costs will be contained in the production contract (discussed below), when executed.

If the Company is successful in establishing commercial production from the Field, an application will be made for a production contract.  The Company has the exclusive right to negotiate this contract for the Field, and the government of Kazakhstan is required to conduct these negotiations under the Law of Petroleum.  However, the Company is not guaranteed the right to a production contract.  Such contracts are customarily awarded for a period of 25 years upon determination that a field is capable of commercial rates of production and compliance with the other terms of the License and Exploration Contract.  A production contract will typically require a bonus payment upon execution, the amount of which is subject to negotiation.  The royalty rate under production contracts varies in accordance with estimated reserves and production volumes.  Based on forecast volumes, the average royalty over the term of the production contract is expected to be 10% or less.

Kornerstone Investment Group Ltd. (Kornerstone) was originally engaged by the founders of the Company to identify and assist in the acquisition of oil and gas properties in Kazakhstan and the Caspian Sea region.  The agreement with Kornerstone provided for compensation to Kornerstone in the form of a 10% carried working interest in the Field.  Under the terms of this carried interest, the Company is required to pay all acquisition, exploration, development and operating costs attributable to the 10%

carried interest and is entitled to receive all revenues attributable to the 10% carried interest until the Company’s costs are recovered.  Thereafter, Kornerstone will participate as a 10% working interest owner.

The Company’s ownership of the South Alibek Field is held through its wholly-owned subsidiary, Caspi Neft.  In February 2002, in connection with the arrangement of the initial $20 million credit facility with Turan Alem Bank, the Company entered into a Share Purchase Agreement with Kazstroiproekt (“KSP”), which provided KSP with the option to purchase a 50% interest in Caspi Neft.  The option expires in February 2004.  To exercise the option, KSP is required to arrange $30 million in additional financing at a market rate of interest and to repay $15 million of the outstanding debt of Caspi Neft.  In June 2003, $30 million in new financing was arranged with Turan Alem Bank.  KSP has indicated that it intends to exercise the option to purchase 50% of Caspi Neft and has commenced the legal documentation for repayment of the $15 million of debt.  As of September 30, 2003, these agreements had not been finalized and the option exercise had not been completed.

The Company has historically consolidated the operations of its 100% owned Caspi Neft subsidiary.  At such time as KSP exercises its option, the Company will no longer be eligible to fully consolidate Caspi Neft.  The table below presents summarized balance sheets and results of operations as of September 30, 2003 and for the nine month periods then ended (1) for Transmeridian and its other subsidiaries, excluding Caspi Neft, and (2) for Caspi Neft on a stand-alone basis:

	Transmeridian and Other Subsidiaries	Caspi Neft	Eliminations	Consolidated

Balance Sheets As of September 30, 2003

Current assets	$319,359	$468,723	$(136,549)	$651,533
Property and equipment, net	5,851,748	39,718,489	—	45,570,237
Investment in Caspi Neft	2,831,115	—	(2,831,115)	—
Other assets	191,625	507,960	—	699,585
Total assets	$9,193,847	$40,695,172	$(2,967,664)	$46,921,355

Current liabilities(1)	$8,100,810	$19,511,271	$(2,908,475)	$24,703,606
Long-term debt, net	—	20,938,712	—	20,938,712
Other long-term liabilities	—	186,000	—	186,000
Stockholders’ equity	1,093,037	59,189	(59,189)	1,093,037
Total liabilities and equity	$9,193,847	$40,695,172	$(2,967,664)	$46,921,355

Statements of Operations for the Nine Months Ended September 30, 2003

Revenues	$—	$158,763	$—	$158,763
Operating and administrative expenses	(1,649,383)	(1,880,405)	—	(3,529,788)
Other income(expense)	(412,172)	(187,378)	—	(599,550)
Net loss	(2,061,555)	(1,909,020)	—	(3,970,575)
Preferred dividends	(19,735)	—	—	(19,735)
Net loss attributable to common stockholders	$(2,081,290)	$(1,909,020)	$—	$(3,990,310)

(1)   The Company is obligated to repay $2,233,000 of the Caspi Neft debt, plus interest thereon totaling $538,926.  Accordingly, these amounts are recorded by both the Company and Caspi Neft and are eliminated in consolidation.  See Note 2 of the Notes to the Financial Statements for further discussion of this obligation.

Note 4 – Capitalized Interest Costs

Certain interest costs have been capitalized as a part of the cost of unproved oil and gas properties, which include property acquisition costs, wells in progress and related facilities.  The Company also capitalized interest on its drilling rig in 2002 during the time it was being prepared for its intended use.  Interest costs capitalized during the nine month periods ended September 30, 2003 and 2002 totaled $2,589,400 and $841,100, respectively.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)

$20 million credit facility with Turan Alem Bank (2)	$20,000,000	$14,253,000
$30 million credit facility with Turan Alem Bank	15,016,379	—
Note payable secured by drilling rig	2,069,828	3,142,296
Convertible debentures	89,522	200,000

Total debt (1)	37,175,729	17,595,296
Less current maturities	16,237,017	3,842,992
Long-term debt	$20,938,712	$13,752,304

(1)          Does not include $2.0 million redeemable common stock.

(2)          A portion of this debt, totaling approximately $2.8 million with accrued interest, was due in August 2003.  See further discussion of this matter in Note 2 of the Notes to Consolidated Financial Statements.

Reference is made to Note 6 of the Notes to Consolidated Financial Statements included in the December 31, 2002 Annual Report on Form 10-KSB for discussion of the Company’s outstanding debt.

$30 Million Credit Facility

In June 2003, Caspi Neft entered into a new $30.0 million credit facility with Turan Alem Bank.  The credit facility provides for borrowings up to $30.0 million through May 31, 2005.  The amount outstanding as of May 31, 2005 is scheduled to be repaid over 36 equal monthly installments beginning June 2005 through the final maturity date of May 31, 2008.  The credit facility carries an interest rate of 15% and a commitment fee of 0.5% per annum on the unutilized portion.  Interest accrued during the first 24 months is payable on May 31, 2005; thereafter, interest is payable monthly.  Upon execution of the $30.0 million facility, Caspi Neft paid the bank an arrangement fee of $300,000, which has been capitalized as a deferred financing cost and will be amortized over the five-year life of the facility.

Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License, and the stock of Caspi Neft.  The Company’s wholly-owned British Virgin Islands subsidiary has also guaranteed the loan.  Both facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.  The original $20.0 million facility remains outstanding according to its original terms.

Convertible Debentures

In June 2003, the Company entered into a settlement agreement with holder of the convertible debentures which resolved and settled the litigation between the parties.  Pursuant to the terms of the settlement agreement, a new convertible note totaling $247,122 replaced the convertible debentures.

This amount consists of the $200,000 principal amount of the original debentures, accrued but unpaid interest and $35,000 for legal and other costs.  The new note continues to bear interest at 7% until repaid.  The new note is convertible into shares pledged under the original debenture agreement by the Company’s Chief Executive Officer.  The conversion price is the lesser of (i) $0.36 per common share or (ii) 85% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty trading days immediately preceding the date that notice of conversion is given.  The settlement agreement limits the amount of common stock which may be converted or sold by the note holder during any five day trading period.  In accordance with an indemnification agreement, the Company will replace the common shares pledged by the Company’s CEO, which are conveyed to the holder of the note upon conversion, with newly issued Company common shares.

During the quarter ended June 30, 2003, in connection with the settlement agreement, the Company expensed the $35,000 reimbursement to the note holder for legal and other costs and expensed $10,833 in unamortized deferred financing costs associated with the convertible debentures.  As of September 30, 2003, the debenture note holder had converted $157,600 of principal into 812,314 shares of common stock, which left a remaining note balance of $89,522.

Note 6 – Stockholders’ Equity

Common Stock and Warrants Issued for Products and Services

During the nine months ended September 30, 2003, the Company issued 5,540,000 common shares for products and services, including financial consulting, investor relations services and other products or services related to the operations of the Company.  This amount included 1,500,000 shares issued in January 2003 to settle all remaining obligations in connection with the April 2002 resignation of the former Chairman of the Company, including obligations related to a consulting contract.  In addition, the Company issued a total of 2,250,000 shares of common stock in February 2003 and July 2003, valued at $323,000, in exchange for drill pipe for use in its operations.

In May 2003, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission to register 2,500,000 shares under its 2003 Stock Compensation Plan.  Such stock will be issued from time-to-time in lieu of cash to compensate officers, employees, directors and third-party consultants for services rendered.  During the nine months ended September 30, 2003, 1,230,000 shares of the 5,540,000 shares described above were issued under the Form S-8.

During the quarter ended September 30, 2003, the Company issued warrants to purchase 300,000 shares of common stock in connection with investor relations services.  Of such warrants, 150,000 carry an exercise price of $0.25 per share and are exercisable at any time prior to December 5, 2004.  The remaining 150,000 warrants carry an exercise price of $0.40 per share and are exercisable at any time prior to March 5, 2005.  The value of the warrants, calculated in accordance with the Black-Scholes model, was $21,000 on the date of issuance.  This amount will be amortized to expense over the term of the contract.

Stock Option Plan

The Company has an incentive stock option plan (the “Plan”) under which options to purchase 5,000,000 shares of common stock may be granted to officers, board members, key employees and consultants through December 31, 2010.  Under the Plan, the exercise price of each option is equal to the fair market value of the Company’s common stock on the date of grant and all options granted had a term of five years.  The vesting period is determined by the Board of Directors at the date of grant.  As of September 30, 2003, options to purchase 1,630,000 shares had been granted and 3,370,000 options were available for future grants under the Plan.

Convertible Preferred Stock

In July 2003, the holders of all 3,000 shares of the outstanding 12.5% convertible preferred stock elected to convert their shares to common stock.  The $300,158 stated value of the preferred stock plus accrued dividends totaling $57,256 were converted into 1,545,910 shares of common stock, in accordance with the terms of the preferred stock agreement.  At the time of conversion, the convertible preferred stock was owned in equal amounts by the Chief Executive Officer of the Company and the operations manager of the Kazakhstan operations of Caspi Neft.

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

Note 8 – Business Segment Information

The Company’s business activities relate solely to oil and gas exploration and production.  The Company’s primary emphasis since its formation in 2000 has been the exploration and development of the South Alibek Field.  In 2002, the Company made an initial investment in U.S. properties.  The drilling rig purchased in 2001 is used to support the exploration and development activities in Kazakhstan.  At September 30, 2003 and December 31, 2002, substantially all of the Company’s assets were located in Kazakhstan.  For each of the three and nine month periods ended September 30, 2003 and 2002, substantially all of the Company’s results of operations were general and administrative, operating and other start-up costs associated with its operations in Kazakhstan.

Note 9 – Commitments and Contingencies

Drilling Rig Dispute

In December 2001, the Company purchased a drilling rig for $5.3 million by the issuance, to the seller, of a note payable for $3.3 million and redeemable common stock of $2.0 million.  Further discussion of this transaction can be found in Notes 3, 6 and 7 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.  In July 2003, the Company was notified by the holder of a first lien on the rig (the “First Lien Holder”) that the Seller was in default under its note payable obligation to the First Lien Holder.  As of September 30, 2003, the Company’s obligations to the Seller totaled approximately $4.3 million.  This liability is now in dispute as a result of the Seller’s default to the First Lien Holder.  The Company has initiated discussions with the First Lien Holder with the intent to resolve the Seller’s default by making certain payments directly to the First Lien Holder.  During the quarter ended September 30, 2003, the Company made payments to the First Lien Holder totaling $275,000.  The Company’s direct monthly payments to the First Lien Holder are intended to prevent the First Lien Holder from taking further action against the Seller related to the default.  However, the Company has not yet been able to negotiate an agreement with the First Lien Holder to settle or waive the default.

Operational Commitments

Certain purchase commitments have been made in the ordinary course of business in connection with ongoing operations in the South Alibek Field.  In September 2003, Caspi Neft entered into a five-well turnkey contract with The Great Wall Kazakh-Chinese Drilling Co. which provides for the drilling of up to five wells at a cost of approximately $3.2 million per well.  The cost per well is to be adjusted up or down based upon the number of days required to complete each well.  This contract may be terminated by Caspi Neft after the first well, at which time Caspi Neft would be liable for a demobilization fee of $75,000 per well remaining on the contract.

Note 10 – Reclassifications and Adjustments

The Company made certain adjustments to its financial statements during the fourth quarter of 2002 which affected the interim periods of 2002.  These adjustments, which include changes to accounting policies regarding carried working interests and drilling rig operations and adjustments for capitalization of interest on unproved oil and gas properties, depreciation of drilling equipment and amortization of deferred financing costs are discussed in Current Reports on Form 8-K dated February 20, 2003 and May 16, 2003.

Note 11 – Supplemental Disclosure of Cash Flow Information

The cash paid for interest and income taxes and significant non-cash transactions, which have been excluded from the consolidated statements of cash flows pursuant to SFAS No. 95, are summarized below:

	Nine Months Ended September 30,		Cumulative Total from Inception to September 30, 2003

	2003	2002
Amounts paid for:
Interest	$149,637	$57,647	$1,508,692
Interest capitalized (non-cash)	(2,589,372)	(841,059)	(3,875,366)
Income taxes	—	—	—

Non-cash transactions:
Common stock issued for products and services	$896,883	$770,000	$2,366,783
Convertible debentures converted to common stock	157,600	—	157,600
Issuance of common stock to settle deferred financing obligation	—	200,000	200,000
Accrued dividends on preferred stock	19,735	28,063	57,254
Capital contribution by stockholder for investor relations services	—	—	25,500
Asset retirement obligation	186,000	—	186,000
Issuance of warrants in connection with convertible debentures and services	21,000	20,000	41,000
Retirement of common stock	—	4,020	7,020
Exchange of convertible preferred stock for common stock	2	60	62
Acquisition of drilling rig for debt and redeemable common stock	—	—	5,300,000
Issuance of convertible preferred stock in exchange for working interest	—	—	1,500,000
Deferred financing costs incurred but not paid in cash	—	—	200,000
Acquisition of oil and gas properties for debt	—	—	1,385,842
Conversion of debt to preferred stock	—	—	300,158
Conversion of debt to common stock	—	—	200,000

Note 12 – Recently Issued Accounting Pronouncements

Under Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which the Company adopted effective January 1, 2003, the discounted present value of future dismantlement, restoration and abandonment costs are recognized as a liability on the balance sheet with a corresponding increase to the cost of the asset.  The accretion of the discounted liability is recognized as an operating expense.  Based on operations completed as of September 30, 2003, the estimated future dismantlement, restoration and abandonment obligation related to the South Alibek Field was $186,000 and there was no cumulative effect upon adoption of SFAS No. 143.

Note 13 – Subsequent Events

On October 15, 2003, the Company entered into an agreement with a private investor under which it agreed to sell 10,000,000 shares of common stock for total proceeds of $3,000,000.  The agreement provides for funding of the investment in three installments of $1,000,000 each.  On October 21, 2003, the Company received a $200,000 non-refundable deposit and on October 30, 2003, received the balance of $800,000 under the first closing.  The remaining two installments are scheduled to be funded on November 24, 2003 and December 23, 2003, respectively.  The Company will issue 3,333,333 common shares in each of these installments.  If the investor does not complete all three tranches of the investment for any reason other than a material adverse change in the Company, it will be liable for a penalty of $100,000 for each tranche which is not funded.  No warrants or other potentially dilutive securities will be issued in connection with the investment and the transaction costs, consisting primarily of legal fees, are expected to be less than $15,000.  The Company has agreed to grant limited registration rights to the investor covering 25% of the total shares issued, which rights are not exercisable prior to May 16, 2004.

Item 2.  Management’s Discussion and Plan of Operations

Transmeridian Exploration, Inc. (the “Company”) was incorporated in the State of Delaware in April 2000.  We are a development stage company organized to acquire and develop oil and gas properties.  Our primary oil and gas property is License 1557 and the related Exploration Contract for the development of the South Alibek Field (the “Field”) in the Republic of Kazakhstan.  The primary emphasis since our formation in 2000 has been the exploration and development of the Field.  Our operations in Kazakhstan are conducted through a wholly-owned subsidiary, Caspi Neft TME (“Caspi Neft”).

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

Development Stage and Going Concern

We are considered a development stage company as we are not yet producing significant oil and gas revenues relative to our cumulative investment in oil and gas properties.  Our development activities are continuing.  Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have accumulated losses totaling $10.3 million and have incurred a significant amount of debt in the development phase of our operations.  To fully develop the Field and achieve positive cash flow, we may need additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue in existence.

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

In February 2002, in connection with the arrangement of the initial $20 million credit facility with Turan Alem Bank, the Company entered into a Share Purchase Agreement with Kazstroiproekt (“KSP”), which provided KSP with the option to acquire a 50% interest in Caspi Neft.  The option expires in February 2004.  To exercise the option, KSP is required to arrange $30 million in additional financing at a market rate of interest and to repay $15 million of the outstanding debt of Caspi Neft.  In June 2003, $30 million in new financing was arranged with Turan Alem Bank.  KSP has indicated that it intends to exercise the option to purchase 50% of Caspi Neft and has commenced the legal documentation for repayment of the $15 million of debt.  As of September 30, 2003, these agreements had not been finalized and the option exercise had not been completed.  If KSP exercises its option, we will no longer be eligible to fully consolidate Caspi Neft.  This would materially affect the presentation of our financial statements.  Additionally, our net interest in the oil and gas reserves of the Field would be proportionally reduced to reflect the new ownership structure.

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study.  A qualified independent petroleum engineer was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable engineering standards and guidelines of the Securities and Exchange Commission.  However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures.  Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2002.  This accounting method has a pervasive effect on our reported financial position and results of operations.  The two wells which are currently drilling in the South Alibek Field are classified as exploratory under SEC and GAAP requirements, as they are both outside the boundaries of our current proved reserves.  Under the successful efforts method of accounting, the costs of these wells have initially been capitalized pending the determination of whether they increase proved reserves.  If either well were to be unsuccessful in adding commercial quantities of proved reserves, these drilling costs would be charged to expense.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig in 2002 during the time it was being prepared for its intended use.  During the nine month periods ended September 30, 2003 and 2002, we capitalized $2,589,400 and $841,100, respectively, of interest costs, which reduced our reported net interest expense to $599,600 and $196,500, respectively.  Because most of our emphasis in 2002 and 2003 has been on the exploration and development of the South Alibek Field, the resulting interest capitalized has been significant.  This capitalized interest becomes part of the capitalized costs of our properties which will be amortized as a part of depreciation, depletion and amortization or charged to expense if the results of our drilling should prove unsuccessful.

Review of Operations and Capital Transactions

Our two primary sources of funding have been private placements of common stock and borrowings under our credit facilities with a Kazakhstan bank.  From inception through September 30, 2003, we have received a total of $6.4 million in net cash proceeds from sales of common stock.  We have also issued approximately 14.9 million shares, valued at $2.4 million, in exchange for products or services provided.  Our cumulative proceeds from all borrowings, net of repayments, have amounted to $32.9 million since inception.  These proceeds have been used to fund the purchase of the South Alibek Field, at an initial acquisition cost of $4.0 million, and to fund expenditures for remedial work on South Alibek #29, drilling and testing of the South Alibek #1, drilling of the two wells in progress and the initial construction costs of support and production facilities.  We have also prepared the locations for two additional wells and purchased essential casing and tubular goods to drill and complete three more wells.  Our cumulative capitalized costs attributable to the South Alibek Field as of September 30, 2003 were $39.4 million, including $3.6 million of capitalized interest.

In February 2002, we secured a $20 million credit facility to fund operations in the South Alibek Field.  The available capacity under this facility was fully utilized in April 2003 and the bank extended $1.5 million in additional financing to Caspi Neft as an interim step pending arrangements for an additional facility.  A portion of this debt and accrued interest, totaling approximately $2.8 million, was due in August 2003 under the terms of the $20 million credit facility.  We have been advised that the bank may be willing to grant a one-year extension of this obligation and we are in active discussions with the bank to complete this arrangement.  We expect this extension to occur in connection with a restructuring of the $20 million loan agreement upon exercise of the KSP option (see Note 3 of the Notes to Consolidated Financial Statements).  However, there can be no assurance that the bank will grant such an extension or otherwise defer this payment obligation.  The remaining principal balance is payable in twelve equal monthly installments beginning in February 2004.  In September 2003, Caspi Neft entered into a second facility with this bank in the amount of $30 million.  The funds from this facility will be used for Caspi Neft’s ongoing development project, which includes the initial drilling program, installation of a central production facility, construction of a 70 kilometer pipeline to the Emba Rail terminal and refurbishment of the Emba terminal to handle crude oil sales from the Field.

In 2002, we invested approximately $33,000 to acquire two U.S. properties, with the intent to re-enter previously producing gas wells to attempt to re-establish natural gas production from these wells.  We conducted operations on the first property in July 2003, but encountered a downhole obstruction which prevented a successful test of the target formation.  We recorded a charge to exploration expense of $119,000 associated with this well.  We intend to attempt re-entry operations on the second property during the fourth quarter of 2003.

Our operating and administrative costs during the period from inception through September 30, 2003, have totaled $8.6 million.  Interest expense, net of amounts capitalized, totaled $1.9 million.  These are the primary components of our cumulative loss attributable to common shareholders of $10.3 million.

During the quarter ended September 30, 2003, we sold 18,125 net barrels of test crude oil at a net realized price of approximately $8.76 per barrel.  We are transporting our initial test production by truck for sale at a rail terminal approximately 65 miles from the Field.  Our net prices were improving during the period as we produced and sold larger volumes.  We realized a net price of $9.69 per barrel during the month of September 2003.  We expect our net pricing to continue to improve as we develop new marketing arrangements and are able to sell larger volumes.  When our processing facilities are completed during 2004 and we are able to deliver our crude directly into the Kenkiyak / Atyrau pipeline, we should achieve a significant improvement in our net pricing.  An additional 21,170 barrels had been produced but not sold as of September 30, 2003.  Under our accounting policies, revenues are not recognized until the oil has been sold.

Plan of Operations

Our primary near-term objective is to generate sufficient commercial production from the South Alibek Field to fund ongoing development and operating costs of the Field and allow us to service our debt in accordance with its terms.  Our current field development plans include an initial program of seven wells to identify the productive limits of the Field.  The first of these wells, the South Alibek #1, reached total depth in May 2003 and has been producing on a test basis since June.  In early September, we completed an acid treatment on the well which increased production to a rate of over 1,000 barrels of oil per day.  We are continuing to produce this well on a test basis.  In July 2003, we began drilling the South Alibek #2, which is located 1.5 miles north-northwest of South Alibek #1.  To accelerate our development plan, we entered into a drilling contract for a second rig which provides for the drilling of five wells on a turnkey basis.  This second rig began drilling the South Alibek #4, located 1 mile south-southeast of

South Alibek #1, in August 2003.  Both wells are expected to reach total depth near the end of November 2003.  Our drilling program is designed to delineate the reserve potential of the Field so that we can design an effective field development plan.

In addition to the initial drilling program, we are installing a central production facility and constructing a 500 meter crude transfer line and pump station which will connect the Field to the Kenkiyak / Atyrau export pipeline.  In addition, we are designing a 70 kilometer pipeline to the Emba Rail terminal and upgrades to the Emba terminal as an alternative route for crude oil sales from the Field.

Our longer-term strategic plan is to acquire and exploit other mid-sized fields in the Caspian Sea Region.  We consider this an excellent area for oil and gas development and we are actively evaluating new opportunities to build our reserve base in the area.

Outlook for 2003

As of September 30, 2003, the Company had available borrowing capacity of approximately $15.0 million under its credit facilities with Turan Alem Bank for continuing development of the Field.  Management intends to utilize this amount to drill and complete the two wells currently in progress and to drill at least two additional wells.  The available funds will also be utilized, in part, to install central processing facilities in the Field, to refurbish the Emba rail terminal and to begin installation of pipeline facilities.  Based on drilling results from the Field, management expects to utilize cash flow from production to continue development of the Field and provide for repayment of debt.  Such cash flow is dependent upon many factors, such as successful drilling results and rates of production, adequate market oil prices, and other factors, many of which may be beyond the control of the Company.  As discussed above, it may be necessary or beneficial to seek additional financing to continue development of the Field on an accelerated basis.

On October 15, 2003, the Company entered into an agreement to sell 10,000,000 shares of common stock in a private placement for total proceeds of $3.0 million.  As of October 30, 2003, the Company had received $1.0 million of such proceeds.  The balance is payable in two installments of $1.0 million each on November 24, 2003 and December 23, 2003, respectively.  This transaction, if fully consummated, is expected to provide adequate funding for the U.S. operations of the Company for a period exceeding the next twelve months.

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

Item 3.  Controls and Procedures

Corporate Disclosure Controls

During 2002 and the nine months ended September 30, 2003, and as of September 30, 2003, the Company’s certifying officers conducted a review of the Company’s disclosure controls and procedures and determined that they were in need of improvement.  As a result of this review, we engaged financial consultants with experience in accounting for oil and gas operations and SEC reporting requirements to conduct a review of our financial reporting procedures and disclosure controls.  That review resulted in changes to the Company’s accounting policies and procedures and also resulted in adjustments to the financial statements for the year ended December 31, 2002.

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

Additionally, as reported in a Current Report on Form 8-K dated May 16, 2003, during the fourth quarter of 2002, we made certain other adjustments to our financial statements which affected the other interim periods of 2002.  These adjustments included capitalization of interest on unproved oil and gas properties, adjustments to the depreciation of drilling equipment, amortization of deferred financing costs and certain other adjustments as discussed in the Form 8-K.  The Form 8-K included adjusted financial statements for the interim periods of the year ended December 31, 2002.  There were no adjustments made to accounting periods prior to 2002.

These adjustments and other procedures in connection with the review caused us to be late filing our December 31, 2002 Annual Report on Form 10-KSB.  As a result of the review, we have implemented new accounting policies and procedures at the corporate level in Houston to improve the accuracy and quality of our financial reporting.

Kazakhstan Internal Controls

The volume and dollar amount of Company’s transactions in Kazakhstan have increased significantly beginning in 2002.  We have undertaken improvements in our accounting procedures and personnel in Kazakhstan, including the implementation of a computer-based accounting system and additional training of personnel.  We have detailed policies and procedures relating to the procurement of goods and services for our operations in Kazakhstan and cash disbursements for purchases, and we are confident that these procedures are being consistently followed.  As a result of communication issues between our U.S. and Kazakhstan accounting and operating personnel, we face continuing challenges to improve the timeliness of our accounting and financial reporting and the quality of information reported to the Houston office.  In connection with the 2002 annual audit, our independent auditors advised management of the Company and the audit committee that they believe the issues related to our reporting structure and the timeliness and quality of information reported from Kazakhstan present a material weakness in internal control.  We have addressed these issues during 2003 and have made substantial progress in resolving them.  While we expect to make further improvements in this area, we believe that they no longer present a material weakness in internal control.

Summary and Conclusion

Between January 2003 and September 2003, the Chief Executive Officer had been serving in the dual roles of CEO and Chief Financial Officer, and we utilized consultants to perform many of the required financial reporting duties.  In September 2003, we hired a full-time Chief Financial Officer, who is a certified public accountant with experience in SEC reporting and oil and gas accounting matters.  We have made significant improvements in our financial reporting and disclosure controls subsequent to December 31, 2002.  We believe that these new procedures and controls, including continuing improvements in our operations in Kazakhstan, will provide an effective means to insure that we can timely and accurately disclose the information we are required to disclose under applicable laws and regulations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 18, 2003, the Company entered into a Settlement Agreement with Private Capital Group LLC relating to a dispute over a $200,000 investment in convertible debentures of the Company, as more fully described in Note 5 to the Consolidated Financial Statements.  As of September 30, 2003, the Company had issued 812,314 common shares under the Settlement Agreement and had a remaining principal balance of $89,522.  As of November 4, 2003, such balance had been reduced to $24,522 through the issuance of an additional 269,549 shares of common stock.

On February 6, 2003, an attorney for the former Chief Financial Officer of the Company sent a demand letter asserting claims relating to his separation of service from the Company and threatening further legal action.  There have been no further developments in this matter since the date of the last quarterly report and as of October 31, 2003, no suit had been filed.

Item 2.  Changes in Securities

Recent Issuance of Unregistered Securities

On July 12, 2003, we issued 1,545,910 shares of common stock in exchange for the conversion of all shares of 12.5% convertible preferred stock.  Such conversion occurred in accordance with the original terms of the preferred stock agreement.

On July 31, 2003, we issued 30,000 shares of common stock, valued at $8,670, to an employee in connection with his separation of service from the Company.

On September 3, 2003, we issued 750,000 shares of common stock, valued at $175,527, in exchange for pipe for use in the Company’s operations.

As of September 30, 2003, we had issued 812,314 shares of common stock in exchange for convertible debentures totaling $157,600.  Such issuance occurred under the terms of the settlement agreement described in Note 5 of the Notes to Consolidated Financial Statements.

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

Item 3.  Defaults Upon Senior Securities

See Note 2 of the Notes to the Consolidated Financial Statements for discussion of a $2.8 million payment obligation which was due in August 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit 31.1 - Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer

Exhibit 32 - Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003

Transmeridian Exploration, Inc.

/s/ Randall D. Keys
Randall D. Keys
Chief Financial Officer