Form 10-Q
period 2004-03-31
TRANSMERIDIAN EXPLORATION INC
filed 2004-05-24
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the quarterly period ended:

March 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 000-50715

TRANSMERIDIAN EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0644935
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

397 N. Sam Houston Pkwy E, Suite 300 Houston, Texas 77060
(Address of principal executive office)

Registrant’s telephone number, including area code:  (281) 999-9091

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act). Yes ☐ No ☒

As of May 4, 2004, there were 78,132,084 shares of common stock outstanding.  Such amount does not include 1,000,000 shares of redeemable common stock.

TRANSMERIDIAN EXPLORATION, INC.

Transmeridian Exploration, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,997,651	$1,321,514
Receivables	594,419	143,135
Crude oil inventory	889,250	509,156
Prepaid expenses	164,038	93,999
Total current assets	6,645,358	2,067,804

Property and equipment:
Oil and gas properties, successful efforts method	54,432,919	48,800,256
Drilling rig and equipment	6,484,983	6,484,983
Transportation equipment	239,821	239,821
Office and technology equipment	271,259	253,351
Total property and equipment	61,428,982	55,778,411
Less accumulated depreciation	1,568,049	1,217,836
Net property and equipment	59,860,933	54,560,575

Other assets	361,110	470,693
Total assets	$66,867,401	$57,099,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$4,319,761	$3,268,552
Current maturities of long-term debt	7,723,788	20,176,205
Redeemable common stock	2,000,000	2,000,000
Deferred revenue	889,250	509,156
Interest payable	3,176,907	5,716,720
Notes payable to related parties	248,025	248,025
Total current liabilities	18,357,731	31,918,658

Long-term debt, net of current maturities	29,399,585	24,488,196
Other long term liabilities	186,000	186,000
Total long term liabilities	29,585,585	24,674,196

Minority interest in Caspi Neft TME	8,781,466	—

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, $0.0006 par value per share, 200,000,000 shares authorized	46,879	42,404
Additional paid-in capital	23,185,409	12,525,250
Accumulated deficit	(13,089,669)	(12,061,436)
Total stockholders’ equity	10,142,619	506,218
Total liabilities and stockholders’ equity	$66,867,401	$57,099,072

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Month Periods Ended March 31, 2004 and 2003

(Unaudited)

	Three Month Periods Ended
	March 31, 2004	March 31, 2003

Oil revenues	$642,927	$—

Operating costs and expenses:
Exploration expense	23,003	—
Depreciation, depletion and amortization	135,224	12,214
Transportation expense	175,354	—
Operating and administrative expense – Kazakhstan	732,080	480,123
General and administrative expense - Houston	669,803	404,903
Total operating costs and expenses	1,735,464	897,240

Operating loss	(1,092,537)	(897,240)

Other income (expense):
Interest income	4,243	13
Interest expense, net of capitalized interest	(147,318)	(186,196)
Total other income (expense)	(143,075)	(186,183)

Minority interest in Caspi Neft TME	207,379	—

Net loss	(1,028,233)	(1,083,423)

Preferred dividends	—	(9,252)

Net loss attributable to common stockholders	$(1,028,233)	$(1,092,675)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average common shares outstanding	77,382,894	60,784,650

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2004

	Preferred Shares	Preferred stock	Common shares (in 000’s)	Common stock	Additional paid-in capital	Accumulated deficit	Total

Balances at December 31, 2003	—	$—	70,673	$42,404	$12,525,250	$(12,061,436)	$506,218

Proceeds from the sale of common stock, net of offering costs	—	—	7,268	4,361	4,377,689	—	4,382,050
Exercise of stock options	—	—	25	15	5,985	—	6,000
Stock based compensation	—	—	—	—	58,050	—	58,050
Cashless exercise of warrants	—	—	166	99	(99)	—	—
Stock issued by Caspi Neft TME to Bramex Management, Inc.	—	—	—	—	15,000,000	—	15,000,000
Elimination of minority interest	—	—	—	—	(8,781,466)	—	(8,781,466)
Net loss	—	—	—	—	—	(1,028,233)	(1,028,233)

Balance at March 31, 2004	—	$—	78,132	$46,879	$23,185,409	$(13,089,669)	$10,142,619

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,028,233)	$(1,083,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,224	12,214
Amortization of debt financing costs	48,333	35,833
Amortization of prepaid contracts	61,250	91,875
Stock based compensation expense	58,050	—
Exploration expense	(16,604)	—
Stock issued for services	—	24,000
Increase (decrease) in interest payable	(3,945,782)	92,420
(Increase) decrease in receivables	(451,284)	(2,438)
(Increase) decrease in prepaid expenses	(70,039)	140,514
Increase (decrease) in accounts payable and accrued liabilities	1,051,209	(13,200)
Net cash used in operating activities	(4,157,876)	(702,204)

Cash flows from investing activities:
Capital expenditures	(5,650,571)	(5,082,225)
Non-cash portion of capital expenditures	1,422,573	1,007,137
Capitalized Depreciation	214,989	170,068
Net cash used in investing activities	(4,013,009)	(3,905,020)

Cash flows from financing activities:
Proceeds from long-term debt	6,391,972	4,704,063
Repayments of long-term debt	(13,933,000)	(405,976)
Proceeds from sale of stock by Caspi Neft	15,000,000
Proceeds from sale of common stock, net	4,382,050	—
Proceeds from stock option exercise	6,000	—
Net cash provided by financing activities	11,847,022	4,298,087

Net increase (decrease) in cash and cash equivalents	3,676,137	(309,137)

Cash and cash equivalents, beginning of period	1,321,514	624,807

Cash and cash equivalents, end of period	$4,997,651	$315,670

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries

Consolidated Statements of Cash Flows – Supplemental Information

For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003

Amounts paid for:
Interest	$4,044,767	$93,776
Interest capitalized (non-cash)	(1,405,969)	(607,137)
Income taxes	—	—

Non-cash transactions:
Common stock issued for services and products	—	327,437
Asset retirement obligation	—	62,000
Accrued and unpaid dividends on convertible preferred stock	—	9,252

The accompanying notes are an integral part of these financial statements

Transmeridian Exploration, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 1 – Basis of Presentation and Critical Accounting Policies

The consolidated financial statements of Transmeridian Exploration, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2003 annual report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  Accordingly, as of March 31, 2004, the Company owns a 50% equity interest in this subsidiary.  Based on the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No.46-R (revised December 2003), Consolidation of Variable Interest Entities, the Company determined that the proper accounting treatment is to fully consolidate this entity, with the 50% share of Bramex reflected as a minority interest.

To exercise its option to acquire 50% of Caspi Neft, Bramex contributed $15 million in cash to Caspi Neft, the proceeds of which were used by Caspi Neft to retire debt.  The difference between the $15 million of capital contributed to Caspi Neft and 50% of the book equity of Caspi Neft after such capital contribution represents an excess purchase price by Bramex of $6,218,534.  For accounting purposes, this amount is treated as additional paid in capital on a consolidated basis.

Note 2 – Going Concern

The Company is in the early stages of establishing production and revenues from the development of its primary property in Kazakhstan and was a Development Stage Company in prior periods.  The ability of the Company to realize the carrying value of its assets in the ordinary course of business is dependent on being able to produce and sell significant quantities of oil from the South Alibek Field (the “Field”).  The Company’s primary emphasis since inception has been the exploration and development of the Field and the Company had capitalized costs of approximately $57.1 million in property and equipment as of March 31, 2004.  This amount includes the initial costs of acquiring the Field, workover and drilling costs and the costs of support facilities, including a drilling rig dedicated to the Field.  The Field has four wells which have proved reserves, one of which has been producing approximately 1,000 Bopd on a test basis.  The Company is currently testing the second and third wells in the Field and is currently drilling the fourth and fifth wells.  These wells and subsequent wells will delineate the extent and reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on the investment in the Field.  In order to sell significant quantities of oil from the Field over the long term, the Company must obtain a production contract from the government of Kazakhstan.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated losses totaling $13.1 million and has incurred a significant amount of debt in the development phase of its operations.  As of March 31, 2004, current liabilities exceeded current assets by $11.7 million.  Additionally, to fully develop the area covered by the Field, the Company will require additional funding and such amounts may be substantial.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company.  Continued operations are dependent upon the Company’s ability to meet its financial obligations and to secure additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue as a going concern.

Management has taken steps which it believes will be sufficient to enable the Company to continue in existence. In January 2004, the Company made a private placement of common stock in the amount of $4.4 million.  The primary use of proceeds for this placement was the retirement of $3.0 million in debt owed to the bank in Kazakhstan. The remaining proceeds were used to build cash reserves to fund operations.

The Company is dependent on additional funding to continue development of the South Alibek Field in accordance with its current development plans, which envision the continuous use of two drilling rigs.  The Company currently estimates the funding requirements for 2004 related to its 50% interest in Caspi Neft to be approximately $10.0 million.  To meet this funding objective, the Company may seek to obtain bridge financing, restructure its existing debt, raise equity capital or some combination thereof.  It may also seek to raise equity capital in excess of this amount to allow it to fund new initiatives, further accelerate development of the Field and provide greater assurance of its ability to meet its future financial commitments.  The minimum amount of funding required is highly dependent on the amount and timing of cash flows from the existing and future wells drilled on the property.  The Company’s near-term goal is to develop sufficient revenues from production to fund continuing capital expenditures and meet its minimum debt service requirements.

Note 3 – Kazakhstan Properties

The Company owns 50% of Caspi Neft, which is an Open Joint Stock Company organized under the laws of the Republic of Kazakhstan.  License 1557 covering the South Alibek Field and oil and gas property and equipment are the primary assets of Caspi Neft. The License covers 14,111 acres.  The Exploration Contract associated with the License has a six-year term which expires in April 2005.  The Exploration Contract required capital expenditures during this period of approximately $18.0 million, which have now been satisfied. The Exploration Contract may be extended by mutual agreement for two extension periods of two years each. The Company has requested a two-year extension until April 2007 and has offered to increase the expenditure commitment to $31.8 million.  During the primary term, the Company can produce wells under a test program and pay a royalty of 2%. The Exploration Contract also contains a provision which will allow the government to recover, from future revenues, approximately $4.9 million of exploration costs incurred prior to privatization.  The final terms for recovery of these costs will be contained in the production contract, when executed.

The Company’s interest in South Alibek will be reduced in the future by a 10% carried working interest owned by Kornerstone Investment Group Ltd. (Kornerstone). Kornerstone was engaged to identify and assist in the acquisition of oil and gas properties in Kazakhstan and the Caspian Sea region.  The agreement with Kornerstone provided for compensation to Kornerstone in the form of a 10% carried working interest in the Field.  Under the terms of this carried interest, the Company is required to pay all acquisition, exploration, development and operating costs attributable to the 10% carried interest and is entitled to receive all revenues attributable to the 10% carried interest until the Company’s costs are recovered.  Thereafter, Kornerstone will participate as a 10% working interest owner in the Field.

Note 4 – Drilling Rig

In December 2001, the Company purchased a drilling rig for $5.3 million in total consideration, including a note payable for $3.3 million and $2.0 million in common stock, which is redeemable for cash at the option of the seller of the rig.  See Notes 5 and 6 for further discussion of the terms of the note payable and redeemable common stock.

The rig was acquired for drilling operations in the South Alibek Field.  At the time the Company purchased the drilling rig, it was in storage in South America.  In early 2002, the Company arranged to have the rig transported to Kazakhstan via marine cargo vessel.  In addition, the Company undertook various refurbishments and modifications to the rig to make it suitable for use in Caspi Neft’s operations.  The Company contracted with a firm experienced in international drilling to operate the rig and provide expatriate drilling personnel.  The rig began drilling operations in October 2002.

As more fully discussed in Note 8, there is a legal dispute between the Company, the seller of the rig and the holder of an apparent first lien on the drilling rig.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
$20 million credit facility with a Kazakhstan bank	$6,067,000	$20,000,000
$30 million credit facility with a Kazakhstan bank	29,399,585	23,007,613
Note payable secured by drilling rig	1,656,788	1,656,788
Total debt	37,123,373	44,664,401
Less current maturities	7,723,788	20,176,205
Long-term debt	$29,399,585	$24,488,196

Management believes the book value of debt at March 31, 2004 and December 31, 2003 approximates its fair value.

$20 Million Credit Facility

In February 2002, Caspi Neft entered into a credit facility with a Kazakhstan bank (the “$20 Million Facility”).  The $20 Million Facility provided for borrowings totaling $20.0 million through July 1, 2003 for development of the South Alibek Field and is secured by the Field, the stock of certain subsidiaries and the stock and other assets of Caspi Neft.  The $20 Million Facility carries an interest rate of 15% and a fee of 0.5% on the unutilized portion of the commitment.

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

In February 2004, Bramex exercised its option and paid Caspi Neft $15.0 million, of which $11.7 million was applied to principal and $3.3 million was applied to accrued interest. Also in February 2004, the Company repaid Caspi Neft $3.0 million, which it had been required to pay under the original terms of the $20 Million Credit Facility. Of such amount $2.3 million was applied to principal and $0.7 million was applied to accrued interest.

The remaining balance under the $20 Million Facility of approximately $6.0 million is payable in 12 monthly installments from March 2004 through February 2005.

$30 Million Credit Facility

In June 2003, Caspi Neft entered into a new $30.0 million credit facility with the same Kazakhstan Bank (the “$30 Million Facility”).  This facility provides for borrowings up to $30.0 million through May 31, 2005.  The amount outstanding as of May 31, 2005 is scheduled to be repaid over 36 equal monthly installments beginning June 2005 through the final maturity date of May 31, 2008.  The $30 Million Facility carries an interest rate of 15% and a commitment fee of 0.5% per annum on the unutilized portion.  Interest accrued during the first 24 months is payable on May 31, 2005; thereafter, interest is payable monthly.  Upon execution of the $30 Million Facility, Caspi Neft incurred an arrangement fee of $300,000, which has been capitalized as a deferred financing cost and will be amortized over the five-year life of the facility.

Both the $20 Million and the $30 Million credit facilities contain covenants, including restrictions on the disposition of assets, payment of dividends, use of proceeds from crude oil sales and the incurrance of additional indebtedness. Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License and the stock of Caspi Neft.  The Company’s wholly owned British Virgin Islands subsidiary has also guaranteed the loan.

Note Payable Secured by Drilling Rig

In December 2001, the Company purchased a drilling rig for $5.3 million by the issuance, to the Seller, of a note payable for $3.3 million and redeemable common stock of $2.0 million.  In July 2003, the Company was notified by the holder of an apparent first lien on the rig (the “First Lien Holder”) that the Seller was in default under its note payable obligation to the First Lien Holder.  The Company was not informed of the existence of the First Lien Holder in the Asset Purchase Agreement related to the acquisition of the drilling rig.  The note payable is now in dispute as a result of the Seller’s apparent default to the First Lien Holder.  The Company has held discussions with the First Lien Holder with the intent to resolve the Seller’s default by making certain payments directly to the First Lien Holder. The Company made installment payments to the First Lien Holder totaling $688,400 in 2003. However, in December 2003  the Company ceased installment payments to the First Lien Holder as it had not been able to reach a settlement agreement with both the seller and the First Lien Holder.  See further discussion of this matter in Note 6 and 8.

Note 6 – Stockholders’ Equity

Private Placement of Common Stock

On January 9, 2004, Transmeridian sold 7.3 million shares of common stock in a private placement for net cash proceeds totaling $4.4 million.  The shares were purchased primarily by individual European investors.  The terms of the transaction include certain registration rights which may be exercised no earlier than May 2004.  The proceeds from the offering were used for repayment of debt and other corporate purposes.  There were no warrants or other dilutive securities issued in connection with this transaction.

Redeemable Common Stock

During December 2001, the Company purchased a drilling rig for use in its Kazakhstan operations.  Part of the consideration for the purchase was 1.0 million shares of common stock.  Under the terms of the purchase agreement, these shares were redeemable, at the option of the seller, for $2.00 per share, or $2.0 million in the aggregate, by the end of 2002.  This obligation was renegotiated on December 28, 2002 to require the redemption of the stock, at the option of the holder, on February 1, 2004.  The revised agreement also provides interest at 10% on the unpaid balance of the redemption amount.  As more fully discussed in Note 8, there is a legal dispute between the Company, the seller of the rig and the holder of an apparent first lien on the drilling rig. The Company has ceased all payments pending the outcome of the lawsuit.

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

Note 8 – Commitments and Contingencies

Drilling Rig Dispute

In December 2001, the Company purchased a drilling rig for $5.3 million by the issuance, to the seller, of a note payable for $3.3 million and redeemable common stock of $2.0 million.  Further discussion of this transaction can be found in Notes 4, 5 and 6.  In July 2003, the Company was notified by the holder of an apparent first lien on the drilling rig (the “First Lien Holder”) that the seller of the rig was in default under its note payable obligation to the First Lien Holder.  The Company was not informed of the existence of the First Lien Holder in the Asset Purchase Agreement related to the acquisition of the drilling rig.  The note payable and the redeemable common stock are now in dispute as a result of the Seller’s default to the First Lien Holder.  During 2003, the Company held discussions with the First Lien Holder with the intent to resolve the Seller’s default by making certain payments directly to the First Lien Holder.  During the year ended December 31, 2003, the Company made installment payments to the First Lien Holder totaling $688,400.

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

On April 14, 2004, the Company filed a Counterclaim and Third-Party Claim against the seller and certain of its affiliates.  This action seeks recovery of repair costs incurred by the Company in connection with undisclosed latent defects in the drilling rig, recovery of payments made to the seller, including the redeemable common stock, and recovery of additional costs associated with the drilling rig.

Former Chief Financial Officer

On May 28, 2003, Jim W. Tucker (the “Plaintiff”), the former Chief Financial Officer of the Company, filed suit in the 359th District Court, Montgomery County, Texas, against Transmeridian Exploration, Inc., in connection with his separation from service with the Company on January 3, 2003.  The suit alleges breach of an oral employment agreement.  The Company was never served with notice and had no knowledge of this suit.  Counsel for the Plaintiff claimed they were unable to serve the Company’s registered agent with notice of this suit.  Based on these representations, the Court awarded the Plaintiff a Default Judgment on November 25, 2003, in the amount of $922,275.61.  The Company was notified of a Writ of Garnishment and Writ of Execution on March 29, 2004 and April 6, 2004, respectively.

On April 5, 2004, the Company filed a Petition for Bill of Review and a Motion to Vacate the Writ of

Garnishment.  A hearing was held on the Motion to Vacate the Writ of Garnishment on April 8, 2004. On May 11, 2004, the court granted the Motion to Vacate the Writ of Garnishment, but has not issued a ruling on the Petition for Bill of Review.  The Company believes it has valid legal arguments to have the Default Judgment overturned and also believes it has meritorious defenses to the allegations in the underlying suit.  If the Company is successful in reversing the Default Judgment, the case would be reinstated and would begin as if the Company had just been served notice.  The Company intends to vigorously contest this matter and pursue all legal remedies available to it.

International Commitments

The Company, through Caspi Neft, is subject to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the South Alibek Field in Kazakhstan.  In connection with the Exploration Contract, the Company has committed to spend approximately $18.0 million on development of the Field through 2005.  As of March 31, 2004, the cumulative capital expenditures which are creditable to our obligation under the Contract exceed the minimum Contract commitment. The Company has requested a two-year extension until April 2007 and has offered to increase the total expenditure commitment to $31.8 million. Purchase commitments are made in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Environmental

The Company, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may impose liability on the lessee under an oil and gas lease or concession for the cost of pollution cleanup resulting from operations and also may subject the lessee to liability for pollution damages.

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses changes in Transmeridian’s financial condition and results of operations during the three month periods ended March 31, 2004 and 2003.

There is limited or no comparability for revenue and operating expense to the comparable period in 2003, as sales and production did not commence until the second quarter of that year.

Management’s primary goals for 2004 are:

•                  Continue the development of the Field by continuously operating two drilling rigs;

•                  Secure additional financing for our 50% share of the budget;

•                  Devote approximately 50% of the budget to developing proved reserves and 50% to projects which are intended to add new proved reserves;

•                  Complete Phase I of the production facilities;

•                  Position the Company for pipeline sales in early 2005.

Oil production and revenue

Below is a chart that shows the average daily oil production from South Alibek Field from inception to March 31, 2004.

In the first quarter of 2004 the Company produced 84,986 Bbls of crude oil or an average of 934 Bopd. This production is from the SA-1, as production from the SA-2 and SA-4 had not commenced as of the end of the quarter.  The production is currently being sold on a month to month contract basis. Each contract is prepaid by the purchaser within three days of signing the contract. We recognize revenue on the sale of oil only when the purchaser takes delivery of the oil. As of March 31, 2004, the Company had 71,767 Bbls in inventory for which it had received payment, but had not recorded the revenue because delivery had not yet been taken by the purchaser. The average price received for these Bbls was $12.18, which will be recorded as revenue in future periods of 2004 upon delivery to the purchaser.

For the quarter ended March 31, 2004, we sold (i.e., delivery had actually been taken by the purchaser) 53,299 Bbls at an average price of $12.24 per Bbl, or net revenue of $642,997.  The price received for oil sales has increased $1.72 per barrel when compared to the average price received during 2003.   We expect our pricing to continue to improve as we develop new marketing arrangements, improve the quality of our crude with treatment and processing facilities, are able to sell larger volumes and gain direct pipeline access by early 2005.

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting.  In the first quarter of 2004 we recorded $23,003 as exploration expense associated with the investigation of new international opportunities and we also expensed the remaining book value of non-producing lease cost associated with our South Texas properties.  In the first quarter of 2003, there was no exploration expense incurred.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting. For the period ended March 31, 2004, the Company recorded as revenue 53,299 Bbls of oil resulting in DD&A of $116,529, or an average of $2.18 per barrel. This is an 11% decrease when compared to our year-end 2003 rate of $2.45. This decrease is attributable to the increase in proved reserves assigned to the Field by Ryder Scott at December 31, 2003. The volumes which have been produced but were in inventory at March 31, 2004 are not included in the calculation of DD&A expense. These volumes will be included in the calculation when sold.  Since the Field was not producing at March 31, 2003 there are no comparable amounts for that time period.

Non-oil and gas property DD&A for the three month period ended March 31, 2004 was $18,695 as compared to $12,214 for the comparable period in 2003. This increase is primarily due to additions in other equipment.

Transportation expense

In the first quarter, transportation and storage cost was $175,354, or $2.12 per Bbl produced and transported to the rail terminal. Since the Field was not producing at March 31, 2003 there are no comparable amounts for that time period. The Company is transporting the majority of its oil production by truck for sale at a rail terminal approximately 65 miles from the Field. In late March 2004, the Company signed a contract for the sale of 30,000 Bbls that will not be subject to a transportation and storage charge. This volume will be picked up by the purchaser at our temporary production facility on a daily basis. During the first quarter of 2004, the purchaser took delivery of 784 Bbls. Deliveries under this contract will be complete in the second quarter of 2004. Upon completion of the handling facilities at Emba we believe that Caspi Neft will achieve a reduction in handling and storage costs.  Additionally, when the treating facilities and pipeline pump station is operational, expected in early 2005, crude oil production should be able to be directly delivered into the Kenkiyak/Atyrau pipeline, which should result in a significant reduction in the transportation and storage expense and improved sales pricing for our crude oil.

Operating and administrative expense - Kazakhstan

For the three month period ended March 31, 2004 operating and administrative expense in Kazakhstan was $732,080 compared to $480,123 for the comparable period in 2003. This increase is primarily due to increased personnel costs at Caspi Neft, which is a result of the increased activity in our exploration and development program for the South Alibek Field.

General and administrative expense - Houston

General and administrative expenses in Houston for the three month periods ended March 31, 2004 and 2003 were $669,803 and $404,903, respectively.  This increase is primarily due to increased legal cost associated with the drilling rig dispute, increased investor relations activities and the addition of two new employees.

Interest expense

Interest expense, net of the capitalized portion, for the three month period ended March 31, 2004 and 2003 was $147,318 and $186,196, respectively.  The decrease in interest expense when comparing 2004 to 2003 is primarily attributable to payments made on the drilling rig.  During the three month period ended March 31, 2004 and 2003, we capitalized $1.4 million and $0.6 million, respectively, of interest costs.

Property and Equipment

The following schedule shows the property and equipment of Caspi Neft, by project, for each of the periods shown.

	March 31, 2004	December 31, 2003

Drilling and completion costs (a)	$28,880,381	$25,506,735
Production facility (b)	10,842,313	10,083,732
Emba terminal	1,493,372	1,465,310
License cost	5,706,402	5,706,402
Drilling rig (c)	6,484,983	6,484,983
Other equipment	642,668	558,355
Capitalized interest	7,378,863	5,972,894
Total property and equipment	$61,428,982	$55,778,411

(a)          These amounts include costs incurred to construct future well locations, inventory of equipment and supplies for the drilling of future wells and rig mobilization costs.

(b)         These projects are under construction and have not been placed in service.

(c)          These amounts include the initial purchase price and capital improvements and refurbishments.

Current activities

In the first quarter of 2004, the Company continued with its infield drilling operations with two new wells, the, SA-5 and the SA-17.   These two wells are being drilled on locations that currently have proved undeveloped reserves.  As of May 22, 2004, the SA-5 was at a depth of approximately 8,750 feet drilling within the KT-1 carbonates and the SA-17 was at approximately 6,600 feet drilling the lower Permian sediments.  Both wells are planned to be drilled to a total depth of approximately 13,800 feet and are targeted to encounter the same zones as the SA-2 and SA-4.

We have perforated approximately 90 feet of the lower KT-2 interval on the SA-2, of approximately 270 feet planned to be perforated.  The preliminary indications from these tests have met our expectations, but the well has not stabilized to report an accurate initial flow rate.  The SA-4 has also been partially perforated with no significant flow rates from the initial perforations.  Additional perforations are in progress on the SA-4 and the completion work may be redesigned to properly induce the lower intervals to flow.  Once the lower intervals are flowing, we intend to make additional perforations to intervals which are currently productive in the SA-1.

This completion program, while very time consuming, should give the Company the technical reservoir information to support expansion of the drilling program and data to support estimates of future delivery rates.

The construction of our permanent production facility has been continuing. The tanks and pressure vessels have been pressure tested and certified for operation.  We are currently storing oil in one of the tanks. The field loading facilities are approximately 85% complete.  We expect the facility to become operational during the second quarter of 2004.  We are reviewing the feasibility of using chemical additives to remove mercaptanes until we resolve technical issues of constructing a demercaptane unit, which would, if successful, allow us to realize higher sales price for our production.

Capital Expenditures, Capital Resources and Liquidity

For the three month period ended March 31, 2004 and 2003, capital expenditures excluding capitalized interest, were $5.6 million and $5.1 million, respectively.  The primary sources of funding have been additional borrowings under the credit facilities with a Kazakhstan bank, supplemented by oil sales and private placements of common stock.  From inception through March 31, 2004 cumulative proceeds from all borrowings, net of repayments, have amounted to $35.5 million, cumulative cash receipts from oil sales (including advance payments) have amounted to $3.1 million and net cash proceeds from sales of common stock have amounted to $11.8 million.

In February 2004, Bramex exercised its option to acquire 50% of the common stock of Caspi Neft and paid Caspi Neft $15.0 million, of which $11.7 million was applied to principal and $3.3 million was applied to accrued interest on the $20 Million Facility.  Also in February 2004, the Company paid to Caspi Neft $2.98 million, which it had been required to pay under the original terms of the credit facility.  Of such amount $2.23 million was applied to principal and $0.75 million was applied to accrued interest on the $20 Million Facility.

The remaining balance of approximately $6.0 million on the $20 Million Facility is payable in 12 monthly installments from March 2004 through February 2005.

As of March 31, 2004, the amount utilized totaled $29.4 million on the $30 million credit facility.  The balance outstanding under the credit facility is payable in 36 monthly installments from June 2005 through May 2008.  The available borrowing capacity at March 31, 2004 was approximately $0.6 million.

On January 9, 2004, Transmeridian sold 7.3 million shares of common stock in a private placement for net cash proceeds totaling $4.4 million.  The shares were purchased primarily by individual European investors.  The terms of the transaction include certain registration rights which may be exercised no earlier than May 2004.  The proceeds from the offering were used for repayment of debt and other corporate purposes.  There were no warrants or other dilutive securities issued in connection with this transaction.

Caspi Neft has a 2004 capital budget for the South Alibek Field of approximately $25.9 million, excluding capitalized interest.  This budget contemplates the continuous operation of two drilling rigs in the Field and also includes expenditures to complete construction of the central production facility and other support facilities for the Field.  The drilling budget includes the completion of the two wells in progress at the end of 2003, the SA-2 and SA-4, the drilling and completion of four additional wells during 2004 and the commencement of two additional wells before the end of 2004.  Accordingly, including the SA-1 which is currently producing, the 2004 budget would envision a cumulative total of seven wells drilled and completed in the Field by the end of 2004, assuming all of such wells are successful, and two wells in progress.

In order to execute the 2004 Budget, Caspi Neft will be dependent on additional funding.  The Company currently estimates the minimum funding requirements for 2004 related to its 50% interest in Caspi Neft to be approximately $10.0 million.  The other 50% owner of Caspi Neft, Bramex, has indicated that it has the available funds to finance its proportionate share of the estimated capital required to fund the 2004 budget.  To meet this funding objective, the Company may seek to obtain bridge financing, restructure its existing debt, raise equity capital or some combination thereof. The Company may seek to raise capital in excess of this amount to allow it fund new initiatives, further accelerate development of the Field and provide greater assurance of its ability to meet its future financial commitments. The minimum amount of funding required is highly dependent on the amount and timing of cash flows from the existing and future wells drilled on the property.  The Company’s near-term goal is to develop sufficient revenues from production to fund continuing capital expenditures and meet its minimum debt service requirements.  The amount of capital needed is also dependent on many factors outside the control of the Company, including the costs and results of drilling operations, the ability to effectively bring its future crude oil production to market and future world oil prices.  If the Company is not able to secure such additional funding, it may be necessary to delay certain capital expenditures, including drilling costs.  Such actions could result in delays in the timing of future cash flows and could adversely affect the financial position of the Company.  The Company believes that it will be able to secure the necessary funding to continue development of the Field in accordance with its current development plans.  However, the Company cannot provide assurance that it will be successful as many of the factors required to execute its plans are outside the control of the Company.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  The impact of these policies and associated risks is discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 1 of the December 31, 2003 Notes to Consolidated Financial Statements.

Going Concern

We are in the early stages of establishing production and revenues from the development of our primary property in Kazakhstan and were considered a Development Stage Company in prior periods.  Our ability to realize the carrying value of our assets is dependent on being able to produce and sell significant quantities of oil from the South Alibek Field.  Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have accumulated losses of approximately $13.1 million and have incurred a significant amount of debt in the development phase of our operations.  To fully develop the Field and achieve positive cash flow, we will require additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field. Except for the drilling rig, which is owned by the parent company, the assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations at March 31, 2004.

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  Accordingly, as of March 31, 2004, the Company owns a 50% equity interest in this subsidiary.  Based on the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No.46-R (revised December 2003), Consolidation of Variable Interest Entities, the Company determined that the proper accounting treatment is to fully consolidate this entity, with the 50% share of Bramex reflected as a minority interest.

To exercise its option to acquire 50% of Caspi Neft, Bramex contributed $15 million in cash to Caspi Neft, the proceeds of which were used by Caspi Neft to retire debt.  The difference between the $15 million of capital contributed to Caspi Neft and 50% of the book equity of Caspi Neft after such capital contribution represents an excess purchase price by Bramex of $6,218,534.  For accounting purposes, this amount is treated as additional paid in capital on a consolidated basis.

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon reservoir evaluation, price and other assumptions used in preparing our annual reserve study.  A qualified independent petroleum engineer was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable reservoir engineering standards and in accordance with Securities and Exchange Commission guidelines.  However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and the timing of development expenditures.  These uncertainties are greater for properties which are undeveloped or have a limited production history, such as the South Alibek Field.  Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the December 31, 2003 Notes to Consolidated Financial Statements.  This accounting method has a pervasive effect on our reported financial position and results of operations.

Revenue Recognition

The Company sells its Kazakhstan production in the domestic market on a contract basis.  Revenue is recorded when the purchaser takes delivery of the oil.  At the end of the period, oil that has been produced but not sold is recorded as inventory which is offset by deferred revenue.  Such oil inventory and deferred revenues are valued at the price of the last oil sold.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig during the time it was being prepared for its intended use.  During the three month period ended March 31, 2004 and 2003, we capitalized $1.4 million and $0.6 million, respectively, of interest costs, which reduced our reported net interest expense to $147,318 and $186,196, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on the Company being able to transport and market its production either within Kazakhstan or preferably through export to international markets.  Crude oil prices are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.  All sales of crude oil have been based on prevailing current market prices at the time of sale.  As of March 31, 2004 Caspi Neft has not entered into any long-term sales arrangements or financial hedging activities with respect to projected oil production and we do not anticipate Caspi Neft entering into any such arrangements at this time. Caspi Neft may consider long-term sales arrangements or hedging at some point in the future.

Interest Rate Risk

At March 31, 2004, the Company had long-term debt outstanding of $29.4 million.  The total amount bears interest at a fixed rate of 15% per annum.

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

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Important factors that could cause actual results to differ materially from the Company’s expectations (“cautionary statements”) include, but are not limited to, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as well as the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and other products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which Transmeridian or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements.  The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

As part of a continuing effort to improve our business processes we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

PART II

Item 1.  Legal Proceedings

See Note 8 to the Notes to Consolidated Financial Statements included in Part I, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

Recent Issuance of Unregistered Securities

In January 2004, we sold 7,268,077 shares of common stock in a private placement for net cash proceeds totaling $4,382,050.

In February 2004, 230,000 warrants were exercised in a cashless exercise resulting in the issuance of 165,800 shares of common stock.

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

Item 3. Defaults upon Senior Securities

As more fully discussed in Notes 5, 6 and 8 of the Notes to Consolidated Financial Statements, the Company is involved in legal proceedings and has ceased making payments related to the drilling rig, including the redemption of 1,000,000 shares of redeemable common stock.

Item 4. Submission of Matters to a Vote of Security Holders

For the quarter ended March 31, 2004, there were no submissions of matters to a vote of security holders.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description	Incorporation by Reference

10.7

Addendums # 1 - 5 to the $20.0 Million General Loan Agreement dated February 14, 2002 by and among Bank Turan-Alem, OJSC Caspi Neft TME, Transmeridian Exploration, Inc. (BVI) and Bramex Management, Inc., successor to Kazstroiproekt, Ltd.

Filed Herewith

10.8	Shareholders’ Joint Operating Agreement dated February 14, 2002 by and among Transmeridian Exploration, Inc. (BVI) and Kazstroiproekt, Ltd.	Filed Herewith

10.9

Addendums # 1 - 5 to the Shareholders’ Joint Operating Agreement dated February 14, 2002 by and among Transmeridian Exploration, Inc. (BVI) and Bramex Management, Inc., successor to Kazstroiproekt, Ltd.

Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

(b)          Reports on Form 8-K

For the quarter ended March 31, 2004, there were no Current Reports filed on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.

/s/ Lorrie T. Olivier
Date: May 24, 2004	Lorrie T. Olivier
Chairman of the Board of Directors, President and
Chief Executive Officer