Form 10-Q
period 2004-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2004-08-13
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2004

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2004, there were 78,598,875 shares of common stock outstanding.  Such amount does not include 1,000,000 shares of redeemable common stock.

TRANSMERIDIAN EXPLORATION, INC.

Transmeridian Exploration, Inc. and Subsidiaries
Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,286,494	$1,321,514
Receivables	519,960	143,135
Crude oil inventory	166,226	509,156
Prepaid expenses	90,542	93,999
Total current assets	2,063,222	2,067,804

Property and equipment:
Oil and gas properties, successful efforts method	61,086,788	48,800,256
Drilling rig and equipment	6,484,983	6,484,983
Transportation equipment	239,821	239,821
Office and technology equipment	280,748	253,351
Total property and equipment	68,092,340	55,778,411
Less accumulated depreciation	2,083,665	1,217,836
Net property and equipment	66,008,675	54,560,575

Other assets	312,777	470,693
Total assets	$68,384,674	$57,099,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$6,418,904	$3,268,552
Current maturities of long-term debt	8,201,122	20,176,205
Redeemable common stock	2,000,000	2,000,000
Deferred revenue	166,226	509,156
Interest payable	4,185,455	5,716,720
Notes payable to related parties	130,000	248,025
Total current liabilities	21,101,707	31,918,658

Long-term debt, net of current maturities	28,582,930	24,488,196
Other long term liabilities	186,000	186,000

Minority interest	8,657,715	—

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, $0.0006 par value per share, 200,000,000 shares authorized	47,084	42,404
Additional paid-in capital	23,453,970	12,525,250
Accumulated deficit	(13,644,732)	(12,061,436)
Total stockholders’ equity	9,856,322	506,218
Total liabilities and stockholders’ equity	$68,384,674	$57,099,072

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Month Periods Ended June 30, 2004 and 2003

(Unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Oil revenues	$1,562,656	$—	$2,205,583	$—

Operating costs and expenses:
Exploration expense	53,641	18,893	76,644	18,893
Depreciation, depletion and amortization	299,502	12,932	434,726	25,146
Transportation expense	(1,507)	—	173,847	—
Operating and administrative expense – Kazakhstan	972,413	517,040	1,704,493	997,163
General and administrative expense – Houston	547,501	533,153	1,217,304	938,056
Total operating costs and expenses	1,871,550	1,082,018	3,607,014	1,979,258

Operating loss	(308,894)	(1,082,018)	(1,401,431)	(1,979,258)

Other income (expense):
Interest income	3,686	4	7,929	17
Interest expense, net of capitalized interest	(132,374)	(211,650)	(279,692)	(397,846)
Total other income (expense)	(128,688)	(211,646)	(271,763)	(397,829)

Minority interest	(117,481)	—	89,898	—
Net loss	(555,063)	(1,293,664)	(1,583,296)	(2,377,087)

Preferred dividends	—	(9,352)	—	(18,604)

Net loss attributable to common stockholders	$(555,063)	$(1,303,016)	$(1,583,296)	$(2,395,691)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding	78,208,663	63,296,923	77,837,642	61,730,233

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2004

	Common shares	Common stock	Additional paid-in capital	Accumulated deficit	Total
	(in 000’s)

Balances at December 31, 2003	70,673	$42,404	$12,525,250	$(12,061,436)	$506,218

Proceeds from the sale of common stock, net of offering costs	7,268	4,361	4,377,689	—	4,382,050
Exercise of stock options	175	105	41,895	—	42,000
Stock based compensation	—	—	90,816	—	90,816
Cashless exercise of warrants	358	214	(214)	—	—
Capital contribution to Caspi Neft TME	—	—	15,000,000	—	15,000,000
Private placement termination fee	—	—	200,000	—	200,000
Elimination of minority interest	—	—	(8,781,466)	—	(8,781,466)
Net loss	—	—	—	(1,583,296)	(1,583,296)

Balances at June 30, 2004	78,474	$47,084	$23,453,970	$(13,644,732)	$9,856,322

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,583,296)	$(2,377,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434,727	25,146
Amortization of debt financing costs	96,666	87,500
Amortization of prepaid contracts	61,250	227,605
Stock based compensation expense	90,816	15,950
Exploration expense	76,644	125,184
Stock issued for products or services	—	120,070
Minority interest in net income (loss) of consolidated subsidiaries	(89,898)	—
Increase (decrease) in interest payable	(4,209,826)	194,007
(Increase) decrease in receivables	(376,825)	(39,835)
(Increase) decrease in prepaid expenses	3,457	112,661
Increase (decrease) in accounts payable and accrued liabilities	(249,648)	111,836
Net cash used in operating activities	(5,745,933)	(1,396,963)

Cash flows from investing activities:
Capital expenditures	(12,313,927)	(12,378,038)
Non-cash portion of capital expenditures	5,968,064	2,759,322
Advances to operators	—	(163,143)
Capitalized depreciation	431,101	359,970
Net cash used in investing activities	(5,914,762)	(9,421,889)

Cash flows from financing activities:
Proceeds from long-term debt	6,391,972	12,558,919
Repayments of long-term debt	(14,272,322)	(797,109)
Repayments of notes payable to related parties	(118,025)	—
Proceeds from sale of stock by Caspi Neft	15,000,000	—

Proceeds from sale of common stock, net	4,582,050	—
Payment of deferred financing costs	—	(300,000)
Proceeds from stock option exercise	42,000	—
Net cash provided by financing activities	11,625,675	11,461,810

Net increase (decrease) in cash and cash equivalents	(35,020)	642,958

Cash and cash equivalents, beginning of period	1,321,514	624,807

Cash and cash equivalents, end of period	$1,286,494	$1,267,765

The accompanying notes are an integral part of these statements.

Transmeridian Exploration, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – Supplemental Information
For the Six Months Ended June 30, 2004 and 2003

	Six Months Ended June 30,
	2004	2003

Amounts paid for:
Interest	$4,392,170	$116,339
Interest capitalized (non-cash)	(2,678,563)	(1,449,883)
Income taxes	—	—

Non-cash transactions:
Common stock issued for services and products	—	446,057
Convertible debentures converted to common stock	—	15,000
Asset retirement obligation	—	62,000
Accrued and unpaid dividends on convertible preferred stock	—	18,604

The accompanying notes are an integral part of these financial statements

Transmeridian Exploration, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

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

Consolidation Policy

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  Accordingly, as of June 30, 2004, the Company owns a 50% equity interest in this subsidiary.  Based on the highly integrated relationship between the Company and Caspi Neft, the Company believes that the proper accounting treatment is to fully consolidate this entity, with the 50% share of Bramex reflected as a minority interest.  The Company and its auditors have been consulting with the SEC to verify that this treatment is consistent with the latest interpretations of professional standards.

To exercise its option to acquire 50% of Caspi Neft, Bramex contributed $15 million in cash to Caspi Neft, the proceeds of which were used by Caspi Neft to retire debt.  The difference between the $15 million of capital contributed to Caspi Neft and 50% of the book equity of Caspi Neft after such capital contribution represents an excess purchase price by Bramex of $6,218,534.  Under the principle of full consolidation of Caspi Neft, this amount has been included in additional paid-in capital on the accompanying consolidated balance sheet.

Note 2 – Going Concern

The Company is in the early stages of establishing production and revenues from the development of its primary property in Kazakhstan and was a Development Stage Company in prior periods.  The ability of the Company to realize the carrying value of its assets in the ordinary course of business is dependent on being able to produce and sell significant quantities of oil from the South Alibek Field (the “Field”).  The Company’s primary emphasis since inception has been the exploration and development of the Field and the Company had total capitalized costs of approximately $68.1 million in property and equipment as of June 30, 2004.  This amount includes the initial costs of acquiring the Field, workover and drilling costs and the costs of support facilities, including a drilling rig dedicated to the Field.  The Field has four wells which have proved reserves, two of which are currently producing and two of which are being completed and tested.  One additional well is currently being drilled.  These wells and subsequent wells will delineate the extent and reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on the investment in the Field.  In order to sell significant quantities of oil from the Field over the long term, the Company must obtain a production contract from the government of Kazakhstan.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has accumulated losses totaling $13.6 million and has incurred a significant amount of debt in the development phase of its operations.  As of June 30, 2004, current liabilities exceeded current assets by $19.0 million.  Additionally, to fully develop the area covered by the Field, the Company will require additional funding and such amounts may be substantial.  Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company.  Continued operations are dependent upon the Company’s ability to meet its financial obligations and to secure additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue as a going concern.

Management has taken steps which it believes will be sufficient to enable the Company to continue in existence. In January 2004, the Company made a private placement of common stock in the amount of $4.4 million.  The primary use of proceeds for this placement was the retirement of $3.0 million in debt owed to the bank in Kazakhstan. The remaining proceeds were used for general operating purposes.

The Company is dependent on additional funding to continue development of the South Alibek Field in accordance with its current development plans, which envision the continuous use of two drilling rigs.  The Company currently estimates the funding requirements for 2004 related to its 50% interest in Caspi Neft to be approximately $10.0 million.  To meet this funding objective, the Company may seek to obtain bridge financing, restructure its existing debt, raise equity capital or some combination thereof.  It may also seek to raise equity capital in excess of this amount to allow it to fund new initiatives, further accelerate development of the Field and provide greater assurance of its ability to meet its future financial commitments.  The minimum amount of funding required is highly dependent on the amount and timing of cash flows from the existing and future wells drilled on the property.  The Company’s near-term goal is to develop sufficient revenues and cash flow from production to fund continuing capital expenditures and meet its minimum debt service requirements.

Note 3 – Kazakhstan Properties

The Company owns 50% of Caspi Neft, which is an Open Joint Stock Company organized under the laws of the Republic of Kazakhstan.  The primary assets of Caspi Neft are License 1557 covering the South Alibek Field and related oil and gas property and equipment.  The License covers 14,111 acres.  The Exploration Contract associated with the License has a six-year initial term which expires in April 2005 and may be extended by mutual agreement for two additional two-year periods.  The Company has been granted the first of these two-year extensions through April 2007.  The Exploration Contract required capital expenditures during the initial period of approximately $18.0 million, which has now been satisfied.  In connection with the recent two-year extension, the Company has committed to an additional work program of $30.5 million.  During the primary term and the extended term, the Company can produce wells under a test program and pay a royalty of 2%. The Exploration Contract also contains a provision which will allow the government to recover, from future revenues, approximately $4.9 million of exploration costs incurred by the government prior to the Company’s acquisition of the Field.  The final terms for recovery of these costs will be contained in the production contract, when executed.

The Company’s interest in South Alibek will be reduced in the future by a 10% carried working interest conveyed to Kornerstone Investment Group Ltd. (Kornerstone) in connection with the acquisition of the Field.  Under the terms of this carried interest, the Company is required to pay all acquisition, exploration, development and operating costs attributable to the 10% carried interest and is entitled to receive all revenues attributable to the 10% carried interest until the Company’s costs are recovered.  Thereafter, Kornerstone will participate as a 10% working interest owner in the Field.

Note 4 – Drilling Rig

In December 2001, the Company purchased a drilling rig for $5.3 million in total consideration, including a note payable for $3.3 million and $2.0 million in common stock, which is redeemable for cash at the option of the seller of the rig.  See Notes 5 and 6 for further discussion of the terms of the note payable and redeemable common stock.

The rig was acquired for drilling operations in the South Alibek Field.  At the time the Company purchased the drilling rig, it was in storage in South America.  In early 2002, the Company arranged to have the rig transported to Kazakhstan via marine cargo vessel.  In addition, the Company undertook various refurbishments and modifications to the rig to make it suitable for use in Caspi Neft’s operations.  The Company contracted with a firm experienced in international drilling to operate the rig and provide expatriate drilling personnel.  The rig began drilling operations in October 2002 and has been used continuously in the South Alibek Field since that time.

As more fully discussed in Note 8, there is a legal dispute between the Company, the seller of the rig and the holder of an apparent first lien on the drilling rig.

Note 5 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
$20 million credit facility with a Kazakhstan bank	$5,727,679	$20,000,000
$30 million credit facility with a Kazakhstan bank	29,399,585	23,007,613
Note payable secured by drilling rig	1,656,788	1,656,788
Total debt	36,784,052	44,664,401
Less current maturities	8,201,122	20,176,205
Long-term debt	$28,582,930	$24,488,196

Management believes the book value of debt at June 30, 2004 and December 31, 2003 approximates its fair value.

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

In February 2004, Bramex exercised its option and paid Caspi Neft $15.0 million, of which $11.7 million was applied to principal and $3.3 million was applied to accrued interest. Also in February 2004, the Company repaid Caspi Neft $3.0 million, which it had been required to pay under the original terms of the $20 Million Credit Facility. Of such amount, $2.3 million was applied to principal and $0.7 million was applied to accrued interest.

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

Note 6 – Stockholders’ Equity

Private Placement Termination Fee

In May 2004, the Company received $200,000 as a termination fee from an investor who had committed to a private placement of common stock in October 2003.  Such amount was recorded as additional paid-in capital.

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

International Commitments

The Company, through Caspi Neft, is subject to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the South Alibek field in Kazakhstan.  The Company previously met its capital spending commitment in connection with the original term of the Exploration Contract.  In connection with the extension of the Exploration Contract, the Company has committed to spend an additional $30.5 million on development of the Field through April 2007.

In June 2004, Caspi Neft entered into a contract to sell approximately 157,500 barrels of crude oil to a local purchaser for approximately $11.75 per barrel.  The crude will be sold at the Field and no transportation costs will be incurred by Caspi Neft.  In July 2004, Caspi Neft received prepayments totaling approximately $2.2 million for the volumes under the contract, including the prepayment of value added tax.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses changes in Transmeridian’s financial condition and results of operations during the three month and six month periods ended June 30, 2004 and 2003.

There is limited or no comparability for revenue and operating expense to the comparable periods in 2003, as sales and production did not commence until the third quarter of that year.

Management’s primary goals for 2004 are:

•                  Continue the development of the Field by operating two drilling rigs;

•                  Secure additional financing for our 50% share of the 2004 budget;

•                  Complete Phase I of the production facilities;

•                  Position the Company for pipeline sales in 2005.

Current Activities

In the second quarter of 2004, the Company continued its drilling operations with two new wells, the SA-5 and the SA-17.  These two wells are being drilled on locations that currently have proved undeveloped reserves.  The results of the SA-5 are discussed in detail below and the SA-17 was at a depth of approximately 9,000 feet on August 5, 2004.  The SA-17 well is planned for a total depth of approximately 12,800 feet.

The SA-2 well is currently cleaning up and tested at a continuous rate of 600-675 barrels per day on an 11 millimeter choke.  The well is producing from a small 50 foot interval in the Lower KTII section which has been washed with acid to clean up the perforations.  A full acid stimulation has not been performed on the well at this time.  The well will be flowed on a long term test basis for the next 60-90 days after which additional intervals will be added to place the major portion of the Upper KTII section on production as well.  Because of large differential pressures, the intervals will need to be completed and produced separately under a dual completion.  Ultimately, we anticipate a combined rate of 1,200 to 1,500 bopd from wells that flow from both intervals.

We have perforated a 60 foot section of the SA-5 well in the Lower KTII and it is currently being cleaned up with acid.  The well is initiating natural flow to the surface and we expect the well to stabilize at production rates similar to the SA-2.  This well also has a large section of the Upper KTII similar to SA-2 which we expect to dual complete after an initial period of test production from the Lower KTII.  This work will be timed in sequence with the other dual completions programmed to begin in the next 60-90 days.

The SA-4 well suffered significant formation damage during drilling and attempts to complete in the KTII zone were not successful.  We have perforated a small section of the KTI and intend to perforate additional KTI intervals during the testing phase.  The KTI has not yet been produced in any of the wells in the South Alibek or Alibekmola fields, so additional testing will be necessary to determine its productive capacity.

The locations for the SA-3 and SA-14, the 6th and 7th wells in the field, have been completed and are ready for the drilling rigs as soon as they are released from the SA-5 and SA-17.

The construction of our permanent production facility has been continuing and is approximately 85% complete.  One of the oil storage tanks has been commissioned and is being used for crude oil storage.  We expect the facility to become fully operational during the third quarter of 2004.  The demarcaptane project has been redesigned to encompass a gas plant for the sweetening and extraction of liquids.  The contractors are estimating completion of that project during 2005.

In early July 2004, we established an office in Baku, Azerbaijan to evaluate prospects in that country. We will be allowed to view data from the national oil company’s archives to evaluate the available properties. We are not obligated to purchase or participate in a property and have an indefinite time to review the data.  We seek properties which meet our objectives of 1) low up-front acquisition costs, 2) identified reserves, 3) significant upside reserve potential, 4) reasonably short payback period and 5) lower than average international finding costs.

Oil production and revenue

Below is a chart that shows the average daily oil production from South Alibek Field from July 2003 to June 30, 2004.

In the second quarter of 2004 the Company produced 76,532 Bbls of crude oil or an average of 841 Bopd. Total production for the six month period ended June 30, 2004, was 161,518 Bbls or an average of 887 Bopd. Substantially all this production is from the SA-1, as the SA-2 and SA-4 were in the testing phase during the quarter. This production was sold on a month to month contract basis. Each contract is prepaid by the purchaser within three days of signing the contract. We recognize revenue on the sale of oil only when the purchaser takes delivery of the oil. As of June 30, 2004, the Company had 14,285 Bbls in inventory for which it had received payment, but had not recorded the revenue because delivery had not yet been taken by the purchaser. The average price received for these Bbls was $11.64, which will be recorded as revenue in future periods of 2004 upon delivery to the purchaser.

For the quarter ended June 30, 2004, we sold (by physical delivery to the purchaser) 133,646 Bbls at an average price of $11.82 per Bbl, for net revenues of $1,562,656.  For the six month period ended June 30, 2004, we sold 186,945 Bbls at an average price of $11.80 per Bbl, for net revenues of $2,205,652.  Our crude oil sales in the second quarter of 2004 occurred at the Field and were not subject to transportation costs.  Consequently, our net realization improved by approximately $2.00 per Bbl compared to year end 2003.  (For additional discussion on transportation, see Transportation Expense, below).  We expect our pricing to continue to improve in the future as we develop new marketing arrangements, improve the quality of our crude with treatment and processing facilities, are able to sell larger volumes and gain direct pipeline access in 2005.

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recorded as an expense in the period incurred under the successful efforts method of accounting.  In the second quarter of 2004, we recorded $53,641 as exploration expense primarily associated with geological interpretations of the Field.  For the six month period ended June 30, 2004 we recorded $76,644 as exploration expense, which includes both geological interpretations and investigation of new international opportunities, as well as the expensing of the remaining book value of non-producing lease cost associated with our South Texas properties.  In the three and six month periods ended June 30, 2003 we recorded $18,893 as exploration expense primarily associated with geological studies of the Field.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting.  For the three month period ended June 30, 2004, the Company recorded as revenue 133,646 Bbls of oil resulting in DD&A of $279,614, or an average of $2.09 per barrel.  For the six month period ended June 30, 2004, DD&A was $396,144 or $2.12 per barrel. The volumes which have been produced but were in inventory at June 30, 2004 are not included in the calculation of DD&A expense. These volumes will be included in the calculation when sold.

Non-oil and gas property DD&A for the three and six month periods ended June 30, 2004 was $19,888 and $38,582, respectively, as compared to $12,932 and $25,146, for the comparable periods in 2003. This increase is primarily due to additions to transportation and office equipment.

Transportation expense

During the second quarter of 2004, one of the storage tanks at our permanent production facility was commissioned for use.  This allowed us to begin oil sales in the field, resulting in a cost savings of approximately $160,000.  For the six month period ended June 30, 2004, transportation and storage costs were $173,847, or $2.12 per Bbl produced and transported to the rail terminal.  Since the Field was not producing at June 30, 2003 there are no comparable amounts for the three and six month periods then ended.  During the second quarter of 2004, we signed contracts for the sale of an additional 202,000 Bbls that will not be subject to transportation and storage.  These volumes will be picked up by the purchaser at our production facility on a daily basis.  We are currently negotiating to get a railroad spur built from our production facility to the main rail line.  This will allow for direct shipment of the crude oil to the export terminals located on the railroad.  Additionally, when the treating facilities and pipeline pump station is operational, expected during 2005, crude oil production should be able to be delivered directly into the Kenkiyak/Atyrau pipeline, which should result in a significant improvement in sales pricing for our crude oil.  The prices received for pipeline sales should be much closer to prevailing world oil prices than our current sales arrangements.

Operating and administrative expense - Kazakhstan

For the three and six month periods ended June 30, 2004 operating and administrative expense in Kazakhstan was $972,413 and $1,704,492, respectively, compared to $517,040 and $997,163, for the comparable periods in 2003. This increase is primarily due to increased personnel costs at Caspi Neft, which is a result of the increased activity in our exploration and development program for the South Alibek Field.

General and administrative expense - Houston

General and administrative expenses in Houston for the three and six month periods ended June 30, 2004 was $547,501 and $1,217,304, respectively, compared to $533,153 and $938,056, for the comparable periods in 2003.  This increase is primarily due to increased legal cost associated with the drilling rig dispute, increased investor relations activities and the addition of two new employees.

Interest expense

Interest expense, net of the capitalized portion, for the three and six month periods ended June 30, 2004 was $132,374 and $279,692, respectively, and $211,650 and $397,846, for the comparable periods in 2003.  The decrease in interest expense when comparing 2004 to 2003 is primarily attributable to payments made on the drilling rig.  During the three and six month periods ended June 30, 2004, we capitalized $1.2 million and $2.7 million, respectively, of interest costs and for the comparable periods in 2003 we capitalized $.8 million and $1.4, of interest costs.  The increase in capitalized interest is due to the increase in capital additions and debt levels in 2004.

Property and Equipment

The following schedule reflects the property and equipment as of each of the dates shown.

	June 30, 2004	December 31, 2003

Drilling and completion costs (a)	$32,967,357	$25,506,735
Production facility (b)	12,316,783	10,083,732
Emba terminal	1,518,852	1,465,310
License cost	5,706,402	5,706,402
Drilling rig (c)	6,484,983	6,484,983
Other equipment	446,506	558,355
Capitalized interest	8,651,457	5,972,894
Total property and equipment	$68,092,340	$55,778,411

(a)          These amounts include costs incurred to construct future well locations, inventory of equipment and supplies for the drilling of future wells and rig mobilization costs.

(b)         This project is under construction and has not been placed in service.

(c)          These amounts include the initial purchase price and capital improvements and refurbishments.

Capital Expenditures, Capital Resources and Liquidity

For the three and six month periods ended June 30, 2004, capital expenditures excluding capitalized interest, were $6.7 million and $12.3 million, respectively, and $7.3 and $12.4 for the comparable periods in 2003.  The primary sources of funding have been additional borrowings under the credit facilities with a Kazakhstan bank, supplemented by oil sales and private placements of common stock.  From inception through June 30, 2004 cumulative proceeds from all borrowings, net of repayments, have amounted to $35.5 million, cumulative cash receipts from oil sales (including advance payments) have amounted to $3.9 million and net cash proceeds from sales of common stock have amounted to $12.0 million.

As of June 30, 2004, the amount utilized totaled $29.4 million on the $30 million credit facility.  The balance outstanding under the credit facility in May 2005 is payable in 36 monthly installments from June 2005 through May 2008.  The available borrowing capacity at June 30, 2004 was approximately $0.6 million.

Caspi Neft has a 2004 capital budget for the South Alibek Field of approximately $25.9 million, excluding capitalized interest.  This budget contemplates the continuous operation of two drilling rigs in the Field and also includes expenditures to complete construction of the central production facility and other support facilities for the Field.  The drilling budget includes the completion of the two wells in progress at the end of 2003, the SA-2 and SA-4, the drilling and completion of four additional wells during 2004 and the commencement of two additional wells before the end of 2004.  Accordingly, including the SA-1 which is currently producing, the 2004 budget envisions a cumulative total of seven wells drilled and completed in the Field by the end of 2004, assuming all of such wells are successful, and two wells in progress.

In order to execute the 2004 Budget, Caspi Neft will be dependent on additional funding.  The Company currently estimates the minimum funding requirements for 2004 related to its 50% interest in Caspi Neft to be approximately $10.0 million.  The other 50% owner of Caspi Neft, Bramex, has indicated that it has available funds to finance its proportionate share of the estimated capital required for the 2004 Budget.  To meet its funding objective, the Company may seek to obtain bridge financing, restructure its existing debt, raise equity capital or some combination thereof.  The Company may seek to raise capital in excess of this amount to allow it fund new initiatives, further accelerate development of the Field and provide greater assurance of its ability to meet its future financial commitments.  The minimum amount of funding required is highly dependent on the amount and timing of cash flows from the existing and future wells drilled on the property.  The Company’s near-term goal is to develop sufficient revenues from production to fund continuing capital expenditures and meet its minimum debt service requirements.  The amount of capital needed is also dependent on many factors outside the control of the Company, including the costs and results of drilling operations, the ability to effectively bring its future crude oil production to market and future world oil prices.  If the Company is not able to secure such additional funding, it may be necessary to delay certain capital expenditures, including drilling costs.  Such actions could result in delays in the timing of future cash flows and could adversely affect the financial position of the Company.  The Company believes that it will be able to secure the necessary funding to continue development of the Field in accordance with its current development plans.  However, the Company cannot provide assurance that it will be successful as many of the factors required to execute its plans are outside the control of the Company.

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

Going Concern

We are in the early stages of establishing production and revenues from the development of our primary property in Kazakhstan and were considered a Development Stage Company in prior periods.  Our ability to realize the carrying value of our assets is dependent on being able to produce and sell significant quantities of oil from the South Alibek Field.  Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have accumulated losses of approximately $13.6 million and have incurred a significant amount of debt in the development phase of our operations.  To fully develop the Field and achieve positive cash flow, we will require additional funding.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities which might be necessary should the Company be unable to continue in existence.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field.  Except for the drilling rig, which is owned by the parent company, the assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations at June 30, 2004.

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  Accordingly, as of June 30, 2004, the Company owns a 50% equity interest in this subsidiary.  Based on the highly integrated relationship between the Company and Caspi Neft, the Company believes that the proper accounting treatment is to fully consolidate this entity, with the 50% share of Bramex reflected as a minority interest.  The Company and its auditors have been consulting with the SEC to verify that this treatment is consistent with the latest interpretations of professional standards.

To exercise its option to acquire 50% of Caspi Neft, Bramex contributed $15 million in cash to Caspi Neft, the proceeds of which were used by Caspi Neft to retire debt.  The difference between the $15 million of capital contributed to Caspi Neft and 50% of the book equity of Caspi Neft after such capital contribution represents an excess purchase price by Bramex of $6,218,534.  Under the principle of full consolidation of Caspi Neft, this amount has been included in additional paid-in capital on the accompanying consolidated balance sheet.

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

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig during the time it was being prepared for its intended use.  During the six month period ended June 30, 2004 and 2003, we capitalized $2.7 million and $1.5 million, respectively, of interest costs, which reduced our reported net interest expense to $279,692 and $397,846, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on the Company being able to transport and market its production either within Kazakhstan or preferably through export to international markets.  Crude oil prices are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.  The majority of our sales of crude oil have been based on prevailing current market prices at the time of sale.  In June 2004, Caspi Neft entered into a contract to sell approximately 157,500 barrels of crude oil to a local purchaser for approximately $11.75 per barrel.

Interest Rate Risk

At June 30, 2004, the Company had long-term debt outstanding of $28.6 million.  The total amount bears interest at a fixed rate of 15% per annum.

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

As part of a continuing effort to improve our business processes, we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

PART II

Item 1.  Legal Proceedings

See Note 8 to the Notes to Consolidated Financial Statements included in Part I, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of proceeds

Recent Issuance of Unregistered Securities

In June 2004, 270,000 warrants were exercised in a cashless exercise, resulting in the issuance of 191,791 shares of common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2004, the Company held its 2004 annual meeting of stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 79,132,084 outstanding shares of its common stock as of April 12, 2004. At the meeting, the following slate of director candidates were elected to serve as the slate of directors of the Company to serve until their respective successors are elected and qualified: Lorrie T. Olivier, Philip J. McCauley, Angus G.M.P. Simpson, James H. Dorman, George E. Reese, and Marvin R. Carter.  The stockholders also ratified the appointment of John A. Braden & Co., P.C. as the Company’s principal accountant for the year ending December 31, 2004.

Item 5. Other Information

On July 1, 2004, Mr. Earl W. McNiel was named as Chief Financial Officer of the Company.

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

(b)          Reports on Form 8-K

On April 7, 2004, Transmeridian filed a Current Report on Form 8-K to report the 2003 financial and operational results and year end proved reserves, which was issued in a press release on April 1, 2004.

On April 15, 2004, Transmeridian filed a Current Report on Form 8-K to report new developments in the legal matter between the Company and a former Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.

/s/ Lorrie T. Olivier
Date: August 13, 2004	Lorrie T. Olivier
Chairman of the Board of Directors, President and Chief Executive Officer