Form 10-Q
period 2004-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2004-11-12
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

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

As of November 10, 2004, there were 79,619,851 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION, INC.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$621,891	$1,321,514
Accounts Receivable	1,221,939	143,135
Crude oil inventory	185,214	509,156
Prepaid expenses	58,309	93,999
Total current assets	2,087,353	2,067,804

Property and Equipment:
Property and equipment	74,298,692	55,778,411
Accumulated depreciation	(2,469,072)	(1,217,836)
Property and equipment, net	71,829,620	54,560,575

Other Assets	279,444	470,693

	$74,196,417	$57,099,072

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$12,429,336	$3,268,552
Current maturities of long-term debt	11,946,987	20,176,205
Accrued interest	5,517,999	5,716,720
Redeemable common stock	—	2,000,000
Deferred revenue	185,214	509,156
Notes payable to related parties	130,000	248,025
Total current liabilities	30,209,536	31,918,658

Long-Term Debt, net of current maturities	26,132,965	24,488,196
Other Long Term Liabilities	186,000	186,000

Minority Interest	8,255,911	—

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized	—	—
Common stock, $0.0006 par value per share, 200,000,000 shares authorized and 79,869,851 shares issued and outstanding	47,757	42,404
Additional paid-in capital	24,302,735	12,525,250
Accumulated deficit	(14,938,487)	(12,061,436)
Total stockholders’ equity	9,412,005	506,218

	$74,196,417	$57,099,072

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004	2003

Revenue from Oil Sales	$843,348	$158,763

Operating Costs and Expenses:
Exploration expense	(5,314)	145,019
Depreciation, depletion and amortization	153,064	35,070
Transportation expense	—	27,126
Operating and administrative expense – Kazakhstan	1,018,955	760,287
General and administrative expense – Houston	795,455	583,028
Total operating costs and expenses	1,962,160	1,550,530

Operating Loss	(1,118,812)	(1,391,767)

Other Income (Expense):
Interest income	2,688	3
Interest expense	(579,433)	(201,724)
Total other income (expense)	(576,745)	(201,721)

Earnings Before Minority Interest	(1,695,557)	(1,593,488)

Minority Interest	401,802	—
Net Loss	(1,293,755)	(1,593,488)

Preferred Dividends	—	(1,131)

Net Loss Attributable to Common Stockholders	$(1,293,755)	$(1,594,619)

Basic and Diluted Loss Per Share	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding	79,153,647	66,372,461

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Revenue from Oil Sales	$3,048,931	$158,763

Operating Costs and Expenses:
Exploration expense	71,330	163,912
Depreciation, depletion and amortization	587,790	60,216
Transportation expense	173,847	27,126
Operating and administrative expense – Kazakhstan	2,723,448	1,757,450
General and administrative expense – Houston	2,012,759	1,521,084
Total operating costs and expenses	5,569,174	3,529,788

Operating Loss	(2,520,243)	(3,371,025)

Other Income (Expense):
Interest income	10,617	20
Interest expense	(859,125)	(599,570)
Total other income (expense)	(848,508)	(599,550)

Earnings Before Minority Interest	(3,368,751)	(3,970,575)

Minority Interest	491,700	—
Net Loss	(2,877,051)	(3,970,575)

Preferred Dividends	—	(19,735)

Net Loss Attributable to Common Stockholders	$(2,877,051)	$(3,990,310)

Basic and Diluted Loss Per Share	$(0.04)	$(0.06)

Weighted Average Common Shares Outstanding	78,227,217	62,957,889

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Operating Activities:
Net loss	$(2,877,051)	$(3,970,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	587,790	60,216
Amortization of debt financing costs	144,999	135,833
Amortization of prepaid contracts	46,250	319,480
Stock based compensation expense	182,504	68,627
Exploration expense	71,330	277,012
Stock issued for products or services	—	275,299
Minority interest in net income (loss) of consolidated subsidiaries	(491,700)	—
Increase (decrease) in interest payable	(3,804,252)	314,100
Increase in receivables	(1,078,804)	(5,078)
Decrease in prepaid expenses	35,690	4,291
Increase in accounts payable and accrued liabilities	1,730,202	(39,879)
Net cash used in operating activities	(5,453,042)	(2,560,674)

Investing Activities:
Capital expenditures	(6,925,907)	(17,019,225)
Advances to operators	—	(63,143)
Net cash used in investing activities	(6,925,907)	(17,082,368)

Financing Activities:
Proceeds from long-term debt	6,391,872	20,810,502
Repayments of long-term debt	(14,272,321)	(1,072,469)
Repayments of notes payable to related parties	(118,025)	—
Proceeds from sale of stock by Caspi Neft	15,000,000	—
Proceeds from sale of common stock, net	4,582,050	—
Deferred financing costs	—	(300,000)
Proceeds from exercise of stock options	95,750	—
Net cash provided by financing activities	11,679,326	19,438,033

Net Increase (Decrease) in Cash and Cash Equivalents	(699,623)	(205,009)

Cash and Cash Equivalents, beginning of period	1,321,514	624,807

Cash and Cash Equivalents, end of period	$621,891	$419,798

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash paid for:
Interest	$4,663,377	$149,637
Interest capitalized (non-cash)	(3,605,531)	(2,589,372)
Income taxes	—	—

Non-cash transactions:
Common stock issued for services and products	—	896,883
Convertible debentures converted to common stock	—	157,600
Asset retirement obligation	—	186,000
Accrued and unpaid dividends on convertible preferred stock	—	19,735
Issuance of warrants in connection with convertible debentures and services	—	21,000

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  Accordingly, as of September 30, 2004, the Company owns a 50% equity interest in this subsidiary.  Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as a minority interest.

To exercise its option to acquire 50% of Caspi Neft, Bramex contributed $15.0 million in cash to Caspi Neft, the proceeds of which were used by Caspi Neft to retire debt.  The difference between the $15.0 million of capital contributed to Caspi Neft and 50% of the book equity of Caspi Neft after such capital contribution represents an excess purchase price paid by Bramex of $6.0 million. This amount has been included in additional paid-in capital on the accompanying consolidated balance sheet.

Note 2 – Going Concern

The Company is in the early stages of establishing production and revenues from the development of its primary property in Kazakhstan and was a Development Stage Company in prior periods.  The ability of the Company to realize the carrying value of its assets in the ordinary course of business is dependent on being able to produce and sell significant quantities of oil from the South Alibek Field (the “Field”).  The Company’s primary emphasis since inception has been the exploration and development of the Field and the Company had total capitalized costs of approximately $74.3 million in property and equipment as of September 30, 2004.  This amount includes the initial costs of acquiring the Field, workover and drilling costs and the costs of support facilities, including a drilling rig dedicated to the Field.  The Field has five wells which have proved reserves, four of which are currently producing on a test basis and one is being evaluated for the type of completion to perform. These wells and subsequent wells will delineate the extent and reserve potential of the Field.  The economic success of the Field is dependent on finding and developing sufficient reserves and rates of production to generate positive cash flow and provide an economic rate of return on the investment in the Field.  In order to sell significant quantities of oil from the Field over the long term, the Company must obtain a production contract from the government of Kazakhstan.

Caspi Neft has a 2004 capital budget for the South Alibek Field of approximately $25.9 million, excluding capitalized interest. In order to execute the 2004 Budget, Caspi Neft is dependent on additional funding.  The Company currently estimates the minimum funding requirements for 2004 related to its 50% interest in Caspi Neft to be approximately $10.5 million, of which $8.0 million has already been contributed.  The Company’s near-term goal is to develop sufficient cash flow from production to fund continuing capital expenditures and meet its minimum debt service requirements.  The amount of capital needed is also dependent on many factors outside the control of the Company, including the costs and results of drilling operations, the ability to effectively bring its future crude oil production to market and future world oil prices.  Such actions could result in delays in the timing of future cash flows and could adversely affect the financial position of the Company.  Management believes that the net proceeds from the private placement of Series A Preferred Stock in November 2004, (see Note 8 – “Subsequent Event”) together with matching contributions from its 50% partner in the Field, Bramex, and cash flow from operations will be sufficient to fund continued development of the Field in accordance with the current development plans and to fund the pursuit of growth opportunities.

Note 3 – Kazakhstan Properties

The Company owns 50% of Caspi Neft, which is an Open Joint Stock Company organized under the laws of the Republic of Kazakhstan.  The primary assets of Caspi Neft are License 1557 covering the South Alibek Field and related oil and gas property and equipment.  The License covers 14,111 acres.  The Exploration Contract associated with the License has a six-year initial term which expires in April 2005 and may be extended by mutual agreement for two additional two-year periods.  The Company has been granted the first of these two-year extensions through April 2007.  The Exploration Contract required capital expenditures during the initial period of approximately $18.0 million, which has now been satisfied.  In connection with the recent two-year extension, the Company has committed to an additional work program of $30.5 million.  During the primary term and the extended term, the Company can produce wells under a test program and pay a royalty of 2%. The Exploration Contract also contains a provision which will allow the government to recover, from future revenues, approximately $4.9 million of exploration costs incurred by the government prior to the Company’s acquisition of the Field.  The final terms for recovery of these costs will be contained in the production contract, when executed. At the request of the Kazakhstan government, the Company is proceeding with the steps required to obtain a production contract on a portion of the License and approval is expected in early 2005.

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

Note 4 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
$20 million credit facility with a Kazakhstan bank	$5,727,679	$20,000,000
$30 million credit facility with a Kazakhstan bank	29,399,585	23,007,613
Note payable secured by drilling rig	2,952,688	1,656,788
Total long-term debt	38,079,952	44,664,401
Less current maturities	11,946,987	20,176,205
Long-term portion	$26,132,965	$24,488,196

Management believes the book value of its long-term debt as of September 30, 2004 and December 31, 2003 approximates fair value.

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

In February 2004, Bramex exercised its option and paid Caspi Neft $15.0 million, of which $11.7 million was applied to principal and $3.3 million was applied to accrued interest. Also in February 2004, the Company repaid Caspi Neft $3.0 million, which it had been required to pay under the original terms of the $20 Million Facility. Of such amount, $2.3 million was applied to principal and $744,690 was applied to accrued interest.

The remaining balance under the $20 Million Facility of approximately $5.7 million is being repaid in monthly installments through February 2005.

$30 Million Credit Facility

In June 2003, Caspi Neft entered into a new $30.0 million credit facility with the same Kazakhstan Bank (the “$30 Million Facility”).  This facility provides for borrowings of up to $30.0 million through May 31, 2005.  The amount outstanding as of May 31, 2005 is scheduled to be repaid over 36 equal monthly installments beginning June 2005 through the final maturity date of May 31, 2008.  The $30 Million Facility carries an interest rate of 15% and a commitment fee of 0.5% per annum on the unutilized portion.  Interest accrued during the first 24 months is payable on May 31, 2005; thereafter, interest is payable monthly.  Upon execution of the $30 Million Facility, Caspi Neft incurred an arrangement fee of $300,000, which has been capitalized as a deferred financing cost and is being amortized over the five-year term of the facility.

Both the $20 Million and the $30 Million Facility contain covenants, including restrictions on the disposition of assets, payment of dividends, use of proceeds from crude oil sales and the incurrence of additional indebtedness. Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License and the stock of Caspi Neft.  The Company’s wholly owned British Virgin Islands subsidiary has also guaranteed the loan.

Note Payable Secured by Drilling Rig

In December 2001, the Company purchased a drilling rig for $5.3 million by the issuance, to the seller, of a note payable for $3.3 million and redeemable common stock of $2.0 million.  In July 2003, the Company was notified by the holder of an apparent first lien on the rig (the “First Lien Holder”) that the seller was in default under its note payable obligation to the First Lien Holder.  The Company was not informed of the existence of the First Lien Holder in the Asset Purchase Agreement related to the acquisition of the drilling rig.  The note payable is now in dispute as a result of the seller’s apparent default to the First Lien Holder.  The Company has held discussions with the First Lien Holder with the intent to resolve the seller’s default by making certain payments directly to the First Lien Holder. The Company made installment payments to the First Lien Holder totaling $688,400 during 2003. However, in December 2003 the Company ceased installment payments to the First Lien Holder as it had not been able to reach a settlement agreement with both the seller and the First Lien Holder. In August 2004, the Company settled its legal dispute with the seller of the drilling rig. Pursuant to the terms of the Settlement and Release Agreement the remaining balance due on the note of $1.6 million, plus accrued interest of $550,000 has been cancelled and was replaced by assuming the obligation of the seller of the rig to the First Lien Holder. The Company has estimated this liability to be approximately $2.9 million, including accrued and unpaid interest. See further discussion of this matter in Notes 5 and 7.

Note 5 – Stockholders’ Equity

During December 2001, the Company purchased a drilling rig for use in its Kazakhstan operations.  Part of the consideration for the purchase was 1.0 million shares of common stock.  Under the terms of the purchase agreement, these shares were redeemable, at the option of the seller, for $2.00 per share, or $2.0 million in the aggregate, by the end of 2002.  This obligation was renegotiated in December 2002, to require the redemption of the stock, at the option of the holder, on February 1, 2004.  The revised agreement also provided for interest at 10% on the unpaid balance of the redemption amount.

Pursuant to the Settlement and Release Agreement executed in August 2004, the seller of the drilling rig has returned 200,000 shares to the Company, the remaining 800,000 shares have been retained by the seller of the drilling rig and such shares are no longer redeemable. As a result, the $2.0 million debt has been satisfied. See further discussion of this matter in Note 7.

Note 6 – Loss per Common Share

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

Note 7 – Commitments and Contingencies

Drilling Rig Dispute

In December 2001, the Company purchased a drilling rig for $5.3 million by the issuance, to the seller, of a note payable for $3.3 million and redeemable common stock of $2.0 million.  Further discussion of this transaction can be found in Notes 4 and 5.  In July 2003, the Company was notified by the holder of an apparent first lien on the drilling rig (the “First Lien Holder”) that the seller of the rig was in default under its note payable obligation to the First Lien Holder.  The Company was not informed of the existence of the First Lien Holder in the Asset Purchase Agreement related to the acquisition of the drilling rig.  The note payable and the redeemable common stock are now in dispute as a result of the Seller’s default to the First Lien Holder.  During 2003, the Company held discussions with the First Lien Holder with the intent to resolve the Seller’s default by making certain payments directly to the First Lien Holder.  During the year ended December 31, 2003, the Company made installment payments to the First Lien Holder totaling $688,400.

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

In April 2004, the Company filed a Counterclaim and Third-Party Claim against the seller and certain of its affiliates.  This action seeks recovery of repair costs incurred by the Company in connection with undisclosed latent defects in the drilling rig, recovery of payments made to the seller, including the redeemable common stock, and recovery of additional costs associated with the drilling rig.

In August 2004, the Company and the seller of the rig entered into a Settlement and Release Agreement whereby the seller of the rig agreed to cancel the promissory note of $1.6 million, plus accrued interest of $700,000, and return 200,000 of the 1.0 million shares of redeemable common stock. Pursuant to the terms of the Settlement and Release Agreement the remaining balance due on the note of $1.6 million, plus accrued interest of $550,000 has been cancelled and was replaced by assuming the obligation of the seller of the rig to the First Lien Holder. The Company has estimated this liability to be approximately $2.9 million including accrued and unpaid interest. The Company also agreed to pay $120,000 of the legal fees incurred by the seller of the rig in its lawsuit with the First Lien Holder.

Former Chief Financial Officer

In May 2003, Jim W. Tucker (the “Plaintiff”), the former Chief Financial Officer of the Company, filed suit in the 359th District Court, Montgomery County, Texas, against Transmeridian Exploration, Inc., in connection with his separation from service with the Company on January 3, 2003.  The suit alleges breach of an oral employment agreement.  The Company was never served with notice and had no knowledge of this suit.  Counsel for the Plaintiff claimed they were unable to serve the Company’s registered agent with notice of this suit.  Based on these representations, the Court awarded the Plaintiff a Default Judgment on November 25, 2003, in the amount of $922,275.61.  The Company was notified of a Writ of Garnishment and Writ of Execution on March 29, 2004 and April 6, 2004, respectively.

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

In June 2004, Caspi Neft entered into a contract to sell approximately 157,500 barrels of crude oil to a local purchaser for approximately $11.61 per barrel.  The crude will be sold at the Field and no transportation costs will be incurred by Caspi Neft.  In July 2004, Caspi Neft received prepayments totaling approximately $2.2 million for the volumes under the contract, including the prepayment of value added tax. As of September 30, 2004, the purchaser has taken delivery of 74,116 barrels, leaving 83,384 barrels to be taken.

Purchase commitments are made in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Note 8 – Subsequent Event

In November 2004, the Company sold 1,785.714 shares of its Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) in a private placement at a purchase price of $14,000 per share, and issued warrants to purchase up to 4,464,286 shares of the Company’s common stock at an exercise price equal to $1.55 per share. The aggregate purchase price for the Series A Preferred and the related warrants was cash consideration of $25.0 million.  Proceeds from the private placement of Series A Preferred Stock and Warrants will be used for general corporate purposes, including funding the Company’s development drilling program in the South Alibek Field in Kazakhstan, and to pursue growth opportunities.

The Series A Preferred has a liquidation value of $14,000 per share and is convertible at the holders’ option into common stock at a conversion price of $1.40 per share, subject to adjustments in certain circumstances.  The holders of the Series A Preferred will be entitled to a quarterly dividend payable at the rate of four and one-half percent (4.5%) per annum, payable in cash.  The holders of the Series A Preferred Stock shall have full voting rights and powers (subject to a beneficial ownership cap as described below) equal to the voting rights and powers of the holders of common stock, voting together with the holders of common stock as one class.  Each holder of the Series A Preferred shall not, unless it chooses in advance not to be governed by this limitation, convert the Series A Preferred or exercise the Warrant Shares into common stock such that the number of shares of common stock issued after the conversion would exceed, when aggregated with all other shares of common stock owned by such holder at such time, in excess of 4.999% of the then issued and outstanding shares of common stock outstanding of the Company.   So long as at least twenty (20%) percent of the Series A Preferred remains outstanding, the Company shall not issue any new securities or financial instruments that rank pari pasu or senior to the Series A Preferred without the approval of at least 75% of the Series A Preferred outstanding. Beginning one year following the effective date of the registration statement to be filed for the underlying shares of common stock, the Series A Preferred shall automatically convert into the common stock of the Company at the conversion price of $1.40 per share (subject to adjustments), if the common stock trades at a price equal to or greater than $4.15 per share for twenty (20) consecutive trading days, subject to the applicable ownership limitations. In the event a holder is prohibited from converting into common stock due to the 4.999% ownership limitation described above, the excess portion of the Series A Preferred shall remain outstanding, but shall cease to accrue a dividend.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses changes in Transmeridian’s financial condition and results of operations during the three month and nine month periods ended September 30, 2004 and 2003.

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

Current Activities

In the third quarter of 2004, the Company continued with its infield drilling operations with the completion of two new wells, the SA-5 and the SA-17. These two wells were drilled on locations that currently have proved undeveloped reserves.  We are currently producing approximately 1,125 barrels of oil per day (“Bopd”) on a test basis from four wells and have workovers planned to stimulate and complete all four wells, including the installation of production tubing and packers, to further increase the Field’s oil production. Although this work is expected to be completed in the fourth quarter of 2004, our dependence on service companies for the work may result in delays.

We initially perforated a 60 foot section of the SA-5 well in the Lower KTII and an additional 90 foot section has now also been perforated. The well is under an extensive testing program and has achieved flow rates of approximately 150-200 Bopd, indicating formation damage that will require remedial work prior to the well being placed on full production.

The drilling of SA-17 was completed on September 5, 2004. In October we perforated 100 feet of a 150 foot gross reservoir zone in the upper KT-2 carbonate formation. The well is undergoing initial testing on several choke sizes, flowing 460 barrels of oil per day on a 15 mm choke, and is currently producing on a 11 mm choke.  An additional 380 feet of log estimated pay remains in this well to be perforated and tested in the future.  When the production stabilizes, we plan to stimulate the reservoir using either acid or hydraulic fracturing methods in order to increase the flow rate.

The locations for the SA-3 and SA-14, the 6th and 7th wells in the field, have been completed and drilling should begin early in the fourth quarter. These wells will be located on the outer edges of the estimated proved area to demonstrate continuation of the Field to the west of the existing producing wells and will be positioned approximately one mile from existing producing wells.

The Central Production Facility is being completed.  One of the three oil storage tanks has been commissioned and is currently being used for crude oil storage. We expect the facility to become fully operational during the fourth quarter of 2004. A de-marcaptane unit is being designed to meet quality specifications required for entry into the regional pipeline system. Our contractors estimate that completion and Field commissioning should occur in the third quarter of 2005.

In July 2004, we established an office in Baku, Azerbaijan to evaluate prospects in that country. We will be allowed to view data from the national oil company’s archives to evaluate the available properties and a Memorandum of Understanding to undertake the study of various plays in the country. We seek properties which meet our objectives of 1) low up-front acquisition costs, 2) identified reserves, 3) significant upside reserve potential, 4) reasonably short payback period and 5) lower than average international finding costs. We are not obligated to purchase or participate in a property and have an indefinite time to review the data.

Results of Operations

Oil production and revenue

In the third quarter of 2004 the Company produced 75,783 barrels (“Bbls”) of crude oil or an average of 824 Bopd, as compared to 40,325 Bbls or an average of 438 Bopd in the third quarter of 2003. Total production for the nine month period ended September 30, 2004 was 237,301 Bbls or an average of 866 Bopd. First production from the Field occurred in the third quarter of 2003; therefore the year-to-date volume for 2003 was equal to the third quarter volume. The increase in 2004 when compared to 2003 is due to the Field having three producing wells in 2004 as compared to only one producing well in 2003.

For the quarter ended September 30, 2004, we sold (by physical delivery to the purchaser) 74,115 Bbls at an average price of $11.61 per Bbl, for net revenues of $843,348, as compared to 18,495 Bbls at an average price of $8.58 and net revenue of $158,763 for the comparable period in 2003.  For the nine month period ended September 30, 2004, we sold 261,060 Bbls at an average price of $11.88 per Bbl, for net revenues of $3.0 million. First production from the Field occurred in the third quarter of 2003; therefore the year-to-date volume for 2003 was equal to the third quarter volume. The increase in 2004 when compared to 2003 is due to the Field having three producing wells in 2004 as compared to only one producing well in 2003.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil at the Field. As of September 30, 2004, the Company had 15,952 Bbls in inventory for which it had received payment, but had not recognized the revenue because delivery had not yet been taken by the purchaser. The average price received for these Bbls was $11.61, which will be recognized as revenue in future periods of 2004 upon delivery to the purchaser.

Our crude oil sales in the second and third quarter of 2004 occurred at the Field and were not subject to transportation costs.  Consequently, our net realization improved by approximately $2.00 per Bbl compared to year end 2003 and $3.03 when compared to the third quarter of 2003. (For additional discussion on transportation, see Transportation Expense, below).

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recognized in the period incurred under the successful efforts method of accounting.  In the third quarter of 2004, we recognized a credit to exploration expense in the amount of $5,314, due to a classification correction made in the second quarter. For the nine month period ended September 30, 2004 we recognized exploration expense of $71,330, which includes geological interpretations and the write-off of the remaining book value of non-producing lease cost associated with our South Texas properties.  In the three and nine month periods ended September 30, 2003 we recognized exploration expense of $145,019 and $163,912, primarily associated with geological studies of the Field and the cost of an unsuccessful re-entry attempt on the first South Texas property.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting.  For the three month period ended September 30, 2004, DD&A was $132,839, or an average of $1.79 per barrel.  For the nine month period ended September 30, 2004, DD&A was $528,983 or $2.03 per barrel. For the three and nine month periods ended September 30, 2003 DD&A was $21,357. First production from the Field occurred in the third quarter of 2003; therefore the year-to-date DD&A for 2003 would be equal to the third quarter amount. The increase in 2004 when compared to 2003 is due to the Field having three producing wells in 2004 as compared to only one producing well in 2003. The volumes which have been produced but were in inventory at September 30, 2004 are not included in the calculation of DD&A expense. These volumes will be included in the calculation when sold.

Non-oil and gas property DD&A for the three and nine month periods ended September 30, 2004 was $20,225 and $58,807, respectively, as compared to $13,713 and $38,859, for the comparable periods in 2003. This increase is primarily due to additions to transportation and office equipment.

Transportation expense

During the second quarter of 2004, the first of three storage tanks at our permanent production facility was commissioned for use. This allowed us to begin oil sales from the Field, resulting in a cost savings of approximately $160,000.  For the nine month period ended September 30, 2004, transportation and storage costs were $173,847, or $2.12 per Bbl produced. For the nine month period ended September 30, 2003, we incurred $27,126 or $1.57 per Bbl produced. We are currently negotiating to have a railroad spur built from our production facility to the main rail line.  This will allow for direct shipment of the crude oil to the export terminals located on the railroad.  Additionally, when the treating facilities and pipeline pump station are operational, expected during 2005, we should be able to deliver crude oil production directly into the regional pipeline system, which should result in a significant improvement in sales pricing for our crude oil.  The prices received for pipeline sales should be much closer to prevailing world oil prices than our current sales arrangements.

Operating and administrative expense - Kazakhstan

For the three and nine month periods ended September 30, 2004 operating and administrative expense in Kazakhstan was $1.0 million and $2.7 million, respectively, compared to $760,287 and $1.8 million, for the comparable periods in 2003. This increase is primarily due to increased activity in our exploration, development and production program for the South Alibek Field.

General and administrative expense - Houston

General and administrative expenses in Houston for the three and nine month periods ended September 30, 2004 was $795,455 and $2.0 million, respectively, compared to $583,028 and $1.5 million, for the comparable periods in 2003.  This increase is primarily due to increased legal cost associated with the drilling rig dispute and increased investor relations activities.

Interest expense

Interest expense, net of the capitalized portion, for the three and nine month periods ended September 30, 2004 was $579,433 and $859,125, respectively, and $201,724 and $599,570, for the comparable periods in 2003. During the three and nine month periods ended September 30, 2004, we capitalized $926,968 and $3.6 million, respectively, of interest costs and for the comparable periods in 2003 we capitalized $1.1 million and $2.6, of interest costs.  When comparing the three and nine month periods, for interest expense and capitalized interest, the differences are primarily due to increased debt levels in 2004 and the commencement of expensing interest, as opposed to capitalizing interest, on those assets which have been placed in service and are being used for their intended purpose.

Liquidity and Capital Resources

For the three and nine month periods ended September 30, 2004, capital expenditures excluding capitalized interest, were $6.4 million and $18.6 million, respectively, as compared to $9.4 and $21.8 for the comparable periods in 2003.  The primary sources of funding have been additional borrowings under the credit facilities with a Kazakhstan bank, supplemented by oil sales and proceeds from private placements of common stock.  From inception through September 30, 2004, cumulative proceeds from all borrowings, net of repayments, have amounted to $35.5 million, cumulative cash receipts from oil sales (including advance payments) have amounted to $5.8 million and net cash proceeds from sales of common stock have amounted to $12.0 million.

In November 2004, the Company sold 1,785.714 shares of its Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) in a private placement at a purchase price of $14,000 per share, and issued warrants to purchase up to 4,464,286 shares of the Company’s common stock at an exercise price equal to $1.55 per share. The aggregate purchase price for the Series A Preferred and the related warrants was cash consideration of $25.0 million.  Proceeds from the private placement of Series A Preferred Stock and Warrants will be used for general corporate purposes, including funding the Company’s development drilling program in the South Alibek field in Kazakhstan, and to pursue growth opportunities.

The Series A Preferred has a liquidation value of $14,000 per share and is convertible at the holders’ option into common stock at a conversion price of $1.40 per share, subject to adjustments in certain circumstances.  The holders of the Series A Preferred will be entitled to a quarterly dividend payable at the rate of four and one-half percent (4.5%) per annum, payable in cash.  The holders of the Series A Preferred Stock shall have full voting rights and powers (subject to a beneficial ownership cap as described below) equal to the voting rights and powers of the holders of common stock, voting together with the holders of common stock as one class.  Each holder of the Series A Preferred shall not, unless it chooses in advance not to be governed by this limitation, convert the Series A Preferred or exercise the Warrant Shares into common stock such that the number of shares of common stock issued after the conversion would exceed, when aggregated with all other shares of common stock owned by such holder at such time, in excess of 4.999% of the then issued and outstanding shares of common stock outstanding of the Company.   So long as at least twenty (20%) percent of the Series A Preferred remains outstanding, the Company shall not issue any new securities or financial instruments that rank pari pasu or senior to the Series A Preferred without the approval of at least 75% of the Series A Preferred outstanding. Beginning one year following the effective date of the registration statement to be filed for the underlying shares of common stock, the Series A Preferred shall automatically convert into the common stock of the Company at the conversion price of $1.40 per share (subject to adjustments), if the common stock trades at a price equal to or greater than $4.15 per share for twenty (20) consecutive trading days, subject to the applicable ownership limitations. In the event a holder is prohibited from converting into common stock due to the 4.999% ownership limitation described above, the excess portion of the Series A Preferred shall remain outstanding, but shall cease to accrue a dividend

We contributed $8.0 million of the proceeds to the working capital of Caspi Neft. The other 50% owner of Caspi Neft has also contributed $8.0 million. If these transactions would have been completed prior to September 30, 2004, the Company’s consolidated balance sheet would have reflected $3.4 million in working capital, a current ratio of 1.2, and a ratio of debt to total capital of 53.6%.

Caspi Neft has a 2004 capital budget for the South Alibek Field of approximately $25.9 million, excluding capitalized interest. In order to execute the 2004 Budget, Caspi Neft is dependent on additional funding.  The Company currently estimates the minimum funding requirements for 2004 related to its 50% interest in Caspi Neft to be approximately $10.5 million, of which $8.0 million has already been contributed.  The Company’s near-term goal is to develop sufficient cash flow from production to fund continuing capital expenditures and meet its minimum debt service requirements.  The amount of capital needed is also dependent on many factors outside the control of the Company, including the costs and results of drilling operations, the ability to effectively bring its future crude oil production to market and future world oil prices.  Such actions could result in delays in the timing of future cash flows and could adversely affect the financial position of the Company.  Management believes that the net proceeds from the private placement of Series A Preferred Stock in November 2004, together with matching contributions from Bramex and cash flow from operations will be sufficient to fund continued development of the Field in accordance with the current development plans and to fund the pursuit of growth opportunities.

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

Going Concern

We are in the early stages of establishing production and revenues from the development of our primary property in Kazakhstan and were considered a Development Stage Company prior to 2004.  Our ability to realize the carrying value of our assets is dependent on being able to produce and sell significant quantities of oil from the South Alibek Field. Management believes that the net proceeds from the private placement of Series A Preferred Stock in November 2004, together with matching contributions from Bramex and cash flow from operations will be sufficient to fund continued development of the Field in accordance with current development plans and to fund the pursuit of growth opportunities.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field.  Except for the drilling rig, which is owned by the parent company, the assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations at September 30, 2004.

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  Accordingly, as of September 30, 2004, the Company owns a 50% equity interest in this subsidiary.  Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as a minority interest.

To exercise its option to acquire 50% of Caspi Neft, Bramex contributed $15 million in cash to Caspi Neft, the proceeds of which were used by Caspi Neft to retire debt.  The difference between the $15 million of capital contributed to Caspi Neft and 50% of the book equity of Caspi Neft after such capital contribution represents an excess purchase price paid by Bramex of $6.0 million. This amount has been included in additional paid-in capital on the accompanying consolidated balance sheet.

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

Revenue Recognition

The Company sells its Kazakhstan production in the domestic market on a contract basis.  Revenue is recognized when the purchaser takes delivery of the oil.  At the end of the period, oil that has been produced but not sold is recorded as inventory which is offset by deferred revenue.  Such oil inventory and deferred revenues are valued at the price of the last oil sold.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig during the time it was being prepared for its intended use.  During the nine month period ended September 30, 2004 and 2003, we capitalized $3.4 million and $2.6 million, respectively, of interest costs, which reduced our reported net interest expense to $529,418 and $599,570, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on the Company being able to transport and market its production either within Kazakhstan or preferably through export to international markets.  Crude oil prices are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.  The majority of our sales of crude oil have been based on prevailing current market prices at the time of sale.  In June 2004, Caspi Neft entered into a contract to sell approximately 157,500 barrels of crude oil to a local purchaser for approximately $11.61 per barrel.

Interest Rate Risk

At September 30, 2004, the Company had long-term debt outstanding of $26.1 million.  The total amount bears interest at a fixed rate of 15% per annum.

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

PART II

Item 1.  Legal Proceedings

See Note 7 to the Notes to Consolidated Financial Statements included in Part I, which is incorporated herein by reference.

Item 3. Defaults upon Senior Securities

As more fully discussed in Notes 4, 5 and 7 of the Notes to Consolidated Financial Statements, the Company is involved in legal proceedings and has ceased making payments related to the drilling rig.

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

(b)  Reports on Form 8-K

In August 2004, Transmeridian filed a Current Report on Form 8-K to report the financial results for the three and six month periods ended June 30, 2004, which was issued in a press release on July 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.

/s/ Earl W. McNiel
Date: November 12, 2004	Earl W. McNiel
Vice President and Chief Financial Officer