Form 10-K/A
period 2004-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2005-04-21
CIK 1132645

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Exchange Act:  Common Stock.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $151,480,977on April 1, 2005 based upon the closing sale price of common stock on such date of $2.47 per share on the American Stock Exchange.  As of April 4, 2005, the Registrant had 80,092,318 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 16, 2005 (the “Original Filing”). The registrant hereby amends and restates Item 9A of Part II to include Management’s Report on Internal Control over Financial Reporting and the Independent Registered Public Accounting Firm’s audit report on management’s assessment. The registrant also has amended Exhibit 21.1 (list of subsidiaries) and included as an exhibit consents of experts and its independent public accountant.  No other changes have been made to the Original Filing.

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

Management’s Report on Internal Control over Financial Reporting

Transmeridian’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Transmeridian, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Transmeridian’s management, including our principal executive and principal financial officers, Transmeridian conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework which was completed on April 1, 2005, management concluded that its internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of Transmeridian’s internal control over financial reporting as of December 31, 2004 has been audited by John A. Braden & Company, P.C., an independent registered public accounting firm who audited Transmeridian’s consolidated financial statements as of and for the year ended December 31, 2004, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Stockholders

 Transmeridian Exploration, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Transmeridian Exploration, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Transmeridian Exploration, Inc.’s. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Transmeridian Exploration, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Transmeridian Exploration, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transmeridian Exploration, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

John A. Braden & Company, P.C.

April 19, 2005

PART IV

Item 15.  Exhibits, Financial Statements and Schedules and Reports on Form 8-K

(a)          The following documents are filed as part of this report:

Exhibits

Exhibit Number	Description	Incorporation by Reference
21.1	List of Subsidiaries	Filed Herewith

23.1	Consent of John A. Braden & Co., P.C.	Filed Herewith

23.2	Consent of Ryder Scott Company, L.P.	Filed Herewith

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

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

Date	Signature	Title

April 20, 2005	/s/ Lorrie T. Olivier	Chairman of the Board of Directors,
	Lorrie T. Olivier	President and Chief Executive Officer

April 20, 2005	/s/ Earl W. McNiel	Vice President and Chief Financial Officer
Earl W. McNiel

April 20, 2005	/s/ Bruce A. Falkenstein	Vice President of Exploration and
	Bruce A. Falkenstein	Geology

April 20, 2005	/s/Joseph S. Thornton	Vice President of Operations
Joseph S. Thornton

April 20, 2005	/s/ Charles J. Campise	Corporate Controller
Charles J. Campise

April 20, 2005	/s/ Marvin Carter	Director
Marvin Carter

April 20, 2005	/s/ James H. Dorman	Director
James H. Dorman

April 20, 2005	/s/ Philip J. McCauley	Director
Philip J. McCauley

April 20, 2005	/s/ J. Fernando Zúñiga y Rivero	Director
J. Fernando Zuniga y Rivero

April 20, 2005	/s/ George E. Reese	Director
George E. Reese