Form 10-Q
period 2005-03-31
TRANSMERIDIAN EXPLORATION INC
filed 2005-05-09
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 1, 2005, there were 80,113,151 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION, INC.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,352,039	$16,746,137
Accounts receivables	3,685,265	3,644,891
Crude oil inventory	459,340	192,465
Prepaid expenses	92,948	75,850
Total current assets	15,589,592	20,659,343

Property and Equipment:
Property and equipment	83,684,684	81,830,385
Accumulated depreciation	(3,319,864)	(2,895,579)
Property and equipment, net	80,364,820	78,934,806

Other Assets	475,714	216,111

	$96,430,126	$99,810,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$5,634,327	$7,137,016
Current maturities of long-term debt	13,973,604	12,005,208
Accrued interest	7,341,596	6,132,477
Deferred revenue	459,340	192,465
Dividends payable	277,397	154,110
Notes payable to related parties	50,000	50,000
Total current liabilities	27,736,264	25,671,276

Long-Term Debt, net of current maturities	21,233,034	23,682,999
Other Long Term Liabilities	186,000	186,000

Minority Interest	7,416,739	7,924,558

Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000,000 shares authorized	1	1
Common stock, $0.0006 par value per share, 200,000,000 shares authorized	48,068	47,897
Additional paid-in capital	58,003,293	58,361,256
Accumulated deficit	(18,193,273)	(16,063,727)
Total stockholders’ equity	39,858,089	42,345,427

	$96,430,126	$99,810,260

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue from Oil Sales	$1,153,739	$642,927

Operating Costs and Expenses:
Exploration expense	—	23,003
Depreciation, depletion and amortization	199,685	135,224
Transportation expense	—	175,354
Operating and administrative expense — Kazakhstan	1,536,730	732,080
General and administrative expense — Houston	1,122,508	669,803
Total operating costs and expenses	2,858,923	1,735,464

Operating Loss	(1,705,184)	(1,092,537)

Other Income (Expense):
Interest income	37,217	4,243
Interest expense	(692,000)	(147,318)
Total other income (expense)	(654,783)	(143,075)

Earnings (loss) before minority interest	(2,362,967)	(1,235,612)
Minority Interest	507,818	207,379

Net loss	(1,852,149)	(1,028,233)
Preferred dividends	(277,397)	—

Net loss attributable to common stockholders	$(2,129,546)	$(1,028,233)

Basic and diluted loss per share	$(0.03)	$(0.01)

Weighted average common shares outstanding	79,993,732	77,382,894

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Operating Activities:
Net loss	$(2,129,546)	$(1,028,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,684	135,224
Amortization of debt financing costs	240,397	48,333
Amortization of prepaid contracts	—	61,250
Stock based compensation expense	349,131	58,050
Exploration expense	—	(16,604)
Stock issued for products or services	35,876	—
Minority interest in net income (loss) of consolidated subsidiaries	(507,819)	—
Increase (decrease) in interest payable	439,959	(3,945,782)
(Increase) decrease in receivables	(40,374)	(451,284)
(Increase) decrease in prepaid expenses	(517,098)	(70,039)
Increase (decrease) in accounts payable and accrued liabilities	494,201	1,051,209
Net cash used in operating activities	(1,435,589)	(4,157,876)

Investing Activities:
Capital expenditures	(2,707,206)	(4,013,009)
Net cash used in investing activities	(2,707,206)	(4,013,009)

Financing Activities:
Proceeds from long-term debt	—	6,391,972
Repayments of long-term debt	(508,504)	(13,933,000)
Proceeds from sale of stock by Caspi Neft	—	15,000,000
Proceeds from sale of common stock, net	—	4,382,050
Proceeds from sale of preferred stock, net	(750,000)	—
Proceeds from exercise of stock options	7,201	6,000
Net cash provided by financing activities	(1,251,303)	11,847,022

Net increase (decrease) in cash and cash equivalents	(5,394,098)	3,676,137

Cash and cash equivalents, beginning of period	16,746,137	1,321,514

Cash and cash equivalents, end of period	$11,352,039	$4,997,651

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash paid for:
Interest	$38,132	$4,044,767
Interest capitalized (non-cash)	(796,096)	(1,405,969)
Income taxes	—	—

Non-cash transactions:
Common stock issued for services and products	385,008	—
Accrued and unpaid dividends on convertible preferred stock	277,397	—

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of Transmeridian Exploration, Inc. and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2004 annual report on Form 10-K.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  Accordingly, as of March 31, 2005, the Company owns a 50% equity interest in this subsidiary.  Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as a minority interest.

Note 2 — Kazakhstan Properties

The Company owns 50% of Caspi Neft, which is an Open Joint Stock Company organized under the laws of the Republic of Kazakhstan.  The primary assets of Caspi Neft are License 1557 (the “License”) covering the South Alibek Field (the “Field”) and related oil and gas property and equipment.  The License covers 14,111 acres.  The exploration contract (the “Exploration Contract”) associated with the License has a six-year initial term which expires in April 2005 and may be extended by mutual agreement for two additional two-year periods.  The Company has been granted the first of these two-year extensions through April 2007.  The Exploration Contract required capital expenditures during the initial period of approximately $18.0 million, which has now been satisfied.  In connection with the recent two-year extension, the Company has committed to an additional work program of $30.5 million.  During the primary term and the extended term, the Company can produce wells under a test program and pay a royalty of 2% to the government. The Exploration Contract also contains a provision which will allow the government to recover, from future revenues, approximately $4.9 million of exploration costs incurred by the government prior to the Company’s acquisition of the Field.  The final terms for recovery of these costs will be contained in the production contract, when executed. At the request of the Kazakhstan government, the Company is proceeding with the steps required to obtain a production contract on a portion of the License area, and approval is expected in 2005.

The Company’s interest in South Alibek will be reduced in the future by a 10% carried working interest conveyed to Kornerstone Investment Group Ltd. (“Kornerstone”) in connection with the acquisition of the Field.  Under the terms of this carried interest, the Company is required to pay all acquisition, exploration, development and operating costs attributable to the 10% carried interest and is entitled to receive all revenues attributable to the 10% carried interest until the Company’s costs are recovered.  Thereafter, Kornerstone will participate as a 10% working interest owner in the Field.

Note 3 — Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
$20 million credit facility with a Kazakhstan bank	$3,477,093	$3,583,863
$30 million credit facility with a Kazakhstan bank	29,399,585	29,399,585
Note payable secured by drilling rig	2,329,959	2,704,758
Total long-term debt	35,206,637	35,688,206
Less current maturities	13,973,603	12,005,207
Long-term portion	$21,233,034	$23,682,999

Management believes the book value of its long-term debt as of March 31, 2005 and December 31, 2004 approximates fair value.

The Company has two credit facilities with a Kazakhstan bank, one in the amount of $20.0 million and the other in the amount of $30.0 million. There is no remaining availability under either of the credit facilities. Both credit facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.  The Company is required to provide audited financial statements of Caspi Neft to the bank within 90 days of the end of the fiscal year.  In 2004 and 2005, the Company did not meet this requirement, but such non-compliance has been waived by the bank.  Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License and the stock of Caspi Neft.  The Company’s wholly-owned British Virgin Islands subsidiary, which holds its interest in Caspi Neft, has also guaranteed the loan.  Both facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.

In February 2005, the Company, through its subsidiary Caspi Neft, entered into an agreement with the bank in Kazakhstan to defer all payments of principal and interest due on both credit facilities for six months, or until July 15, 2005. At the expiration of the extension, the total amount of principal and interest deferred, $13.7 million will become due and payable. In exchange for this deferral the Company has agreed to advance up to $10.0 million to Caspi Neft to fund 100% of anticipated capital requirements for the first six months of 2005.  Pursuant to the terms of this agreement, the Company advanced $5.0 million to Caspi Neft in February 2005 and the additional $5.0 million in April 2005.

Note 4 — Loss per Common Share

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

Note 5 — Commitments and Contingencies

Drilling Rig Dispute

In December 2001, the Company purchased a drilling rig for $5.3 million through the issuance to the seller of a note payable for $3.3 million and 1.0 million shares of redeemable common stock. In July 2003, the Company was notified by the holder of an apparent first lien on the drilling rig (the “First Lien Holder”) that the seller of the rig was in default under its note payable obligation to the First Lien Holder.  The Company was not informed of the existence of the First Lien Holder in the asset purchase agreement related to the acquisition of the drilling rig.  The note payable and the redeemable common stock are now in dispute as a result of the Seller’s default to the First Lien Holder.  During 2003, the Company held discussions with the First Lien Holder with the intent to resolve the Seller’s default by making certain payments directly to the First Lien Holder.  During the year ended December 31, 2003, the Company made installment payments to the First Lien Holder totaling $688,400.

Discussions with the seller of the rig became increasing adversarial during late 2003 and on December 15, 2003, the seller filed suit in the 334th District Court, Harris County, Texas, alleging default by the Company under the note payable and redeemable common stock agreements with the seller.  At this time, the Company ceased installment payments to the First Lien Holder as it had not been able to successfully negotiate a settlement agreement with both the seller and the First Lien Holder.  On February 27, 2004, the First Lien Holder filed suit in United States District Court, Southern District of Texas, against the seller and named the Company and two of its affiliates as additional defendants.  This action seeks payment of amounts owed to the First Lien Holder by the seller related to the drilling rig.

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

In August 2004, the Company and the seller of the rig entered into a settlement and release agreement. Pursuant to the terms of the agreement, the remaining balance on the note of $1.6 million, plus accrued interest of $550,000 has been cancelled, and the Company assumed the obligation of the seller of the rig to the First Lien Holder. The seller also was required to return 200,000 of the 1.0 million shares of redeemable common stock issued in connection with the original sale.  The Company has estimated this liability to be approximately $2.9 million including accrued and unpaid interest. The Company also agreed to pay $120,000 of the legal fees incurred by the seller of the rig in its lawsuit with the First Lien Holder.

Former Chief Financial Officer

In May 2003, Jim W. Tucker (the “Plaintiff”), the former chief financial officer of the Company, filed suit in the 359th District Court, Montgomery County, Texas, against Transmeridian Exploration, Inc., in connection with his separation from service with the Company on January 3, 2003.  The suit alleges breach of an oral employment agreement.  The Company was never served with notice and had no knowledge of this suit.  Counsel for the Plaintiff claimed they were unable to serve the Company’s registered agent with notice of this suit.  Based on these representations, the Court awarded the Plaintiff a default judgment on November 25, 2003 in the amount of $922,276.  The Company was notified of a writ of garnishment and writ of execution on March 29, 2004 and April 6, 2004, respectively.

On April 5, 2004, the Company filed a petition for bill of review and a motion to vacate the writ of garnishment.  A hearing was held on the Motion on April 8, 2004. In May 2004, the court granted the motion to vacate the writ of garnishment, but did not issue a ruling on the petition for bill of review.  In February 2005, the court granted the motion to vacate the default judgment and the Company withdrew its petition for a change of venue.  The case will now be reinstated and will begin as if the Company had just been served notice.  The Company believes it has meritorious defenses to the allegations in the underlying suit and intends to vigorously contest this matter and pursue all legal remedies available to it.

International Commitments

The Company, through its subsidiary Caspi Neft, is subject to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the South Alibek Field in Kazakhstan.  In connection with the Exploration Contract, the Company has committed to spend approximately $18.0 million on development of the Field through 2005.  As of March 31, 2005, the cumulative capital expenditures which are creditable to our obligation under the Exploration Contract have exceeded the minimum commitment. In connection with granting of a two-year extension of the Exploration Contract through April 2007, the Company has committed to spend an additional $30.6 million on development of the Field. Management expects that we will meet the additional spending commitments required by the extension.

Purchase commitments are made in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses changes in Transmeridian’s financial condition and results of operations during the three month periods ended March 31, 2005 and 2004.

Management’s primary goals for 2005 are to:

•                  Continue the development of the Field by utilizing two drilling rigs;

•                  Increase production from all wells in the field;

•                  Improve efficiency of drilling and completion programs;

•                  Improve prices received for oil sales;

•                  Execute a Production Contract;

•                  Secure additional financing for Caspi Neft.

Current Activities

During the first quarter of 2005, we continued with infield drilling operations.  Development well SA-14 reached a total depth of 12,570 feet (3,830 meters) in February 2005.  Results from preliminary evaluation of logging and drilling data indicate the presence of the same KT I and KT II carbonate reservoirs in this well as are currently on production from existing wells in the Field.  Perforating and testing is scheduled to begin after running casing. The drilling rig used on well SA-14 has been moved to the next development location and well SA-3 has been spuded.

The hydraulic fracture stimulation treatment of well SA-17 was successfully completed in the first quarter of 2005.  After recovering the stimulation fluid, the well will undergo long term testing to evaluate its effectiveness of the hydraulic fracture stimulation for application to the other existing and future wells.

Negotiations are progressing to mobilize additional drilling rigs to the field. In addition, changes are being implemented to the drilling program to reduce the cost and time to drill development locations in the Field.  Mobilization of the first additional rig is expected to take three to four months after execution of a new contract.

The final construction of the new central production facility was postponed during the quarter.  Harsh weather conditions combined with contract disputes have delayed the completing of the facility.  Construction is expected to resume in the second quarter of 2005 with completion and field commissioning in the third quarter of 2005.

Results of Operations

Oil production and revenue

In the first quarter of 2005 the Company produced 74,102 barrels (“Bbls”) of crude oil or an average of 823 Bopd, as compared to 84,986 Bbls or an average of 934 Bopd in the first quarter of 2004. The decrease in 2005 when compared to 2004 is a result of the SA-1, being on a testing mode during the first quarter of 2004 and producing through a larger choke size. After the well stabilized in the second quarter of 2004, it was determined that the well would perform better producing through a smaller size choke. It was also observed that the flow rates were becoming constricted due to paraffin build-up in the tubing and we are currently evaluating different options to alleviate or reduce the build-up of paraffin.

For the quarter ended March 31, 2005, we sold (by physical delivery to the purchaser) 68,525 Bbls at an average price of $17.25 per Bbl, for net revenues of $1,153,739, as compared to 53,299 Bbls at an average price of $12.24 and net revenue of $642,997 for the comparable period in 2004.  The increase in 2005 compared to 2004 is primarily due to the increase in sales price of $5.01 per barrel or $267,028 and an increase in volumes sold of 15,226 Bbls or $262,649.

We recognize revenue from the sale of oil when the purchaser takes delivery of oil at the Field. As of March 31,

2005, the Company had 22,153 Bbls in inventory for which it had received payment, but had not recognized the revenue because delivery had not yet been taken by the purchaser. The average price received was $20.73 per barrel, which will be recognized as revenue in future periods of 2005, upon delivery to the purchaser.

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recognized in the period incurred under the successful efforts method of accounting.  For the three month period ended March 31, 2005, the Company recognized no exploration expense.  In the three month period ended March 31, 2004, we recognized exploration expense of $23,003, primarily associated with the investigation of new international opportunities, and we also expensed the remaining book value of non-producing lease cost of the South Texas properties.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting.  For the three month period ended March 31, 2005, DD&A was $177,809, or an average of $2.59 per barrel.  For the three month period ended March 31, 2004, DD&A was $116,529 or an average of $2.18 per barrel. The increase in 2005 when compared to 2004 is due to the Field having three producing wells in 2005 as compared to only one producing well in 2004. The volumes which have been produced but were in inventory at March 31, 2005 are not included in the calculation of DD&A expense. These volumes will be included in the calculation when sold.

Non-oil and gas property DD&A for the three month period ended March 31, 2005 was $21,876, as compared to $18,695, for the comparable period in 2004. This increase is primarily due to additions to transportation and office equipment.

Transportation expense

During the second quarter of 2004, the first of three storage tanks at our permanent production facility was commissioned for use.  This allowed us to begin oil sales from the Field, resulting in substantial cost savings. For the three month period ended March 31, 2005, we incurred no transportation and storage costs. For the three month period ended March 31, 2004, we incurred transportation and storage costs of $175,354, or $2.12 per Bbl produced. We are currently exploring several different alternatives for marketing of our production.  Additionally, when the treating facilities and pipeline pump station are operational, which is expected during 2005, we expect to deliver crude oil production directly into the regional pipeline system, which should result in a significant improvement in pricing for sales of our crude oil.

Operating and administrative expense - Kazakhstan

For the three month period ended March 31, 2005, operating and administrative expense in Kazakhstan was $1.5 million, compared to $732,080, for the comparable period in 2004. This increase is primarily due to increased activity in our exploration, development and production program for the South Alibek Field.

General and administrative expense - Houston

General and administrative expense in Houston for the three month period ended March 31, 2005 was $1.1 million, compared to $669,803, for the comparable period in 2004.  This increase is primarily due to the costs incurred for listing on the American Stock Exchange, Sarbanes Oxley implementation and addition of new staff.

Interest expense

Interest expense, net of the capitalized portion, for the three periods ended March 31, 2005 was $692,000, as compared to $147,318 for the corresponding period in 2004.  The difference is primarily due to increased debt levels in the first quarter of 2005 when compared to the first quarter of 2004, and the commencement of expensing interest, as opposed to capitalizing interest, on those assets which have been placed in service and are being used for their intended purpose.

Liquidity and Capital Resources

For the three months ended March 31, 2005 and 2004, capital expenditures were $2.7 million and $4.0 million, respectively. The primary sources of funding have been private placements of common and preferred stock, borrowings under our credit facilities with a Kazakhstan bank and loans from the Company and Bramex to Caspi Neft. From inception through March 31, 2005, we have received a total of $12.0 million in net cash proceeds from sales of common stock and $23.4 million in net cash proceeds from the sale of preferred stock. Our cumulative proceeds from all borrowings, net of repayments, have amounted to $34.6 million since inception. These proceeds have been used to conduct remedial work and production tests on SA-29, drill and complete the SA-1, SA-2, SA-4, SA-5 and SA-17 and drill the SA-14, the initial construction costs of support and production facilities and the administrative cost of the office in Kazakhstan. The total capitalized cost attributable to the South Alibek Field as of March 31, 2005, was $79.4 million, which includes $10.5 million of capitalized interest.

The Company has two credit facilities with a Kazakhstan bank, one in the amount of $20.0 million and the other in the amount of $30.0 million. There is no remaining availability under either of the credit facilities. Both credit facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.  The Company is required to provide audited financial statements of Caspi Neft to the bank within 90 days of the end of the fiscal year.  In 2004 and 2005, the Company did not meet this requirement, but such non-compliance has been waived by the bank.  Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License and the stock of Caspi Neft.  The Company’s wholly-owned British Virgin Islands subsidiary, which holds its interest in Caspi Neft, has also guaranteed the loan.  Both facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.

In February 2005, the Company, through its subsidiary Caspi Neft, entered into an agreement with the bank in Kazakhstan to defer all payments of principal and interest due on both credit facilities for six months, or until July 15, 2005. At the expiration of the extension, the total amount of principal and interest deferred, $13.7 million will become due and payable. In exchange for this deferral the Company has agreed to advance up to $10.0 million to Caspi Neft to fund 100% of anticipated capital requirements for the first six months of 2005.  Pursuant to the terms of this agreement, the Company advanced $5.0 million to Caspi Neft in February 2005 and the additional $5.0 million in April 2005.

Management expects cash flow from operations to increase throughout 2005 and provide a portion of the funds needed to further develop the field and repay debt. Such cash flow is dependent upon many factors, such as achieving and sustaining adequate production rates, oil prices, and other factors which may be beyond the control of the Company.

By the end of 2005, we expect to drill and complete four new wells, bringing our total number of producing wells to ten, complete the construction of the production facility, tie into the regional pipeline system and complete the negotiation of a Production Contract. We have an approved budget of approximately $36.6 million for capital expenditures and an operating budget (lease operating expense and general and administrative expense) of approximately $12.0 million. We currently anticipate that this capital spending plan will result in a cash shortfall of approximately $10.0 - $15.0 million, before debt service. We are currently discussing new financing alternatives with several financial institutions, but cannot be assured that we will be successful. If an agreement is not achieved for new financing we will have to reduce or suspend our capital program in order to fund operating expenses and debt service. The Company believes it will be successful in obtaining new financing to continue development of the Field in accordance with its current development plan. However, the Company cannot provide assurance that it will be successful, as many factors required to execute its plans are outside the control of the Company.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements.  The impact of these policies and associated risks is discussed throughout Management’s Discussion and

Analysis where such policies affect our reported and expected financial results.  A complete discussion of our accounting policies is included in Note 1 of the December 31, 2004 Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field.  The assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations at March 31, 2005.

During February 2004, Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”), exercised its option to acquire 50% of the common stock of OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and Exploration Contract covering the South Alibek Field.  Accordingly, as of March 31, 2005, the Company owns a 50% equity interest in this subsidiary.  Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as a minority interest.

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

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in negotiating a commercial production contract which will allow production for the expected 25-year term of the contract.  The current maximum statutory royalty rate of 6%, as provided by new legislation which came into effect in 2004, has been used to calculate the government royalty.  Production contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  However, we are not guaranteed the right to a production contract.  If we are not successful in negotiating a production contract on acceptable terms, it would materially change our oil and gas reserve data and estimated future net cash flows.

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. This accounting method has a pervasive effect on our reported financial position and results of operations.

Revenue Recognition

The Company sells its production in the domestic market in Kazakhstan on a contract basis.  Revenue is recognized when the purchaser takes delivery of the oil.  At the end of the period, oil that has been produced but not sold is recorded as inventory, which is offset by deferred revenue.  Such oil inventory and deferred revenues are valued at the price of the last oil sold.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig during the time it was being prepared for its intended use.  During the three month period ended March 31, 2005 and 2004, we capitalized $796,095 and $1.4 million, respectively, of interest costs, which reduced our reported net interest expense to $692,000 and $147,318, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on the Company being able to transport and market its production either within Kazakhstan or through export to international markets.  Crude oil prices are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.  The majority of our sales of crude oil have been based on prevailing local market prices at the time of sale.

Interest Rate Risk

At March 31, 2005, the Company had long-term debt outstanding of $21.2 million.  The total amount bears interest at a fixed rate of 15% per annum.

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

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized.  Important factors that could cause actual results to differ materially from the Company’s expectations (“cautionary statements”) include, but are not limited to, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and related products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which Transmeridian or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and elsewhere in this report.  All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements.  The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

PART II

Item 1.  Legal Proceedings

See Note 5 to the Notes to Unaudited Consolidated Financial Statements included in Part I, which is incorporated herein by reference.

Item 3. Defaults upon Senior Securities

As more fully discussed in Notes 3 and 5 of the Notes to Unaudited Consolidated Financial Statements, the Company is involved in legal proceedings and ceased making payments for a time related to the drilling rig.

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

(b)            Reports on Form 8-K

On January 10, 2005, the Company filed a Current Report on Form 8-K relating to the issuance of a press release announcing the hiring of a Vice President of Operations.

On February 15, 2005, Company filed a Current Report on Form 8-K relating to the issuance of a press release announcing that its 50%-owned subsidiary, OJSC Caspi Neft (“Caspi Neft”) has executed amendments to its two primary loan agreements, pursuant to which the lender has granted it an extension of time for making all principal and interest payments due between February and mid-July 2005 under the two loan agreements until July 15, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.

/s/ Earl W. McNiel
Date: May 9, 2005	Earl W. McNiel
Vice President and Chief Financial Officer