Form 10-Q
period 2005-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2005-08-09
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2005

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

As of August 1, 2005, there were 81,418,797 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6,177,145	$16,746,137
Accounts receivables	3,119,439	3,644,891
Crude oil inventory	809,294	192,465
Prepaid expenses and other current assets	1,690,041	75,850
Total current assets	11,795,919	20,659,343

Property and Equipment:
Property and equipment	90,114,487	81,830,385
Accumulated depreciation	(3,807,265)	(2,895,579)
Property and equipment, net	86,307,222	78,934,806

Other Assets	246,429	216,111

	$98,349,570	$99,810,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$5,853,787	$7,137,016
Short-term debt	2,240,000	—
Current maturities of long-term debt	34,954,020	12,005,208
Accrued interest	8,655,255	6,132,477
Deferred revenue	809,294	192,465
Dividends payable	280,479	154,110
Notes payable to related parties	50,000	50,000
Total current liabilities	52,842,835	25,671,276

Long-Term Debt, net of current maturities	—	23,682,999
Other Long Term Liabilities	186,000	186,000

Minority Interest	7,772,635	7,924,558

Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000,000 shares authorized	1	1
Common stock, $0.0006 par value per share, 200,000,000 shares authorized	48,192	47,897
Additional paid-in capital	57,623,287	58,361,256
Accumulated deficit	(20,123,380)	(16,063,727)
Total stockholders’ equity	37,548,100	42,345,427

	$98,349,570	$99,810,260

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2005	2004

Revenue from Oil Sales	$2,032,310	$1,562,656

Operating Costs and Expenses:
Exploration expense	—	53,641
Depreciation, depletion and amortization	409,067	299,502
Transportation expense	—	(1,507)
Operating and administrative expense – Kazakhstan	431,267	972,413
General and administrative expense – Houston	1,446,265	547,501
Total operating costs and expenses	2,286,599	1,871,550

Operating Loss	(254,289)	(308,894)

Other Income (Expense):
Interest income	31,516	3,686
Interest expense	(1,070,958)	(132,374)
Total other income (expense)	(1,039,442)	(128,688)

Earnings (loss) before minority interest	(1,293,731)	(437,582)
Minority Interest	(355,896)	(117,481)

Net loss	(1,649,627)	(555,063)
Preferred dividends	(280,479)	—

Net loss attributable to common stockholders	$(1,930,106)	$(555,063)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	80,213,343	78,208,663

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Revenue from Oil Sales	$3,186,049	$2,205,583

Operating Costs and Expenses:
Exploration expense	—	76,644
Depreciation, depletion and amortization	608,752	434,726
Transportation expense	—	173,847
Operating and administrative expense – Kazakhstan	1,967,997	1,704,493
General and administrative expense – Houston	2,568,773	1,217,304
Total operating costs and expenses	5,145,522	3,607,014

Operating Loss	(1,959,473)	(1,401,431)

Other Income (Expense):
Interest income	68,734	7,929
Interest expense	(1,762,958)	(279,692)
Total other income (expense)	(1,694,224)	(271,763)

Earnings (loss) before minority interest	(3,653,697)	(1,673,194)
Minority Interest	151,922	89,898

Net loss	(3,501,775)	(1,583,296)
Preferred dividends	(557,877)	—

Net loss attributable to common stockholders	$(4,059,652)	$(1,583,296)

Basic and diluted loss per share	$(0.05)	$(0.02)

Weighted average common shares outstanding	79,965,473	77,837,642

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Operating Activities:
Net loss	$(4,059,653)	$(1,583,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608,752	434,727
Amortization of debt financing costs	558,535	96,666
Amortization of prepaid contracts	—	61,250
Stock based compensation expense	898,251	90,816
Exploration expense	—	76,644
Stock issued for products or services	35,875	—
Minority interest in net income (loss) of consolidated subsidiaries	(151,923)	(89,898)
Increase (decrease) in interest payable	1,142,347	(4,209,826)
(Increase) decrease in receivables	525,452	(376,825)
(Increase) decrease in prepaid expenses and other current assets	(2,007,044)	3,457
Increase (decrease) in accounts payable and accrued liabilities	(3,031,860)	(249,648)
Net cash used in operating activities	(5,481,268)	(5,745,933)

Investing Activities:
Capital expenditures	(6,600,737)	(5,914,762)
Net cash used in investing activities	(6,600,737)	(5,914,762)

Financing Activities:
Proceeds from long-term debt	2,240,000	6,391,972
Repayments of long-term debt	(734,187)	(14,272,322)
Repayments of notes payable to related parties	—	(118,025)
Proceeds from sale of stock by Caspi Neft	—	15,000,000
Proceeds from sale of common stock, net	—	4,582,050
Proceeds from exercise of stock options	7,200	42,000
Net cash provided by financing activities	1,513,013	11,625,675

Net increase (decrease) in cash and cash equivalents	(10,568,992)	(35,020)

Cash and cash equivalents, beginning of period	16,746,137	1,321,514

Cash and cash equivalents, end of period	$6,177,145	$1,286,494

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash paid for:
Interest	$60,984	$4,392,170
Interest capitalized (non-cash)	(1,380,431)	(2,678,563)
Income taxes	—	—

Non-cash transactions:
Common stock issued for services and products	934,127	—
Accrued and unpaid dividends on convertible preferred stock	280,479	—

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of Transmeridian Exploration Incorporated and subsidiaries (the “Company”) included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements.  All such adjustments are of a normal recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The Company owns a 50% equity interest in OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  The remaining 50% is owned by Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”). Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as minority interest.

Note 2.          Kazakhstan Properties

The Company owns 50% of Caspi Neft, which is an Open Joint Stock Company organized under the laws of the Republic of Kazakhstan.  The primary assets of Caspi Neft are License 1557 (the “License”) covering the South Alibek Field (the “Field”) and related oil and gas property and equipment.  The License covers an area of approximately 14,000 acres located onshore in western Kazakhstan.  The exploration contract (the “Exploration Contract”) associated with the License had a six-year initial term which expired in April 2005 and has been extended through April 2007, and may be extended by mutual agreement for an additional two-years.  The Exploration Contract required capital expenditures during the initial period of approximately $18.0 million, which has been satisfied.  In connection with the recent two-year extension, the Company has committed to an additional work program of $30.5 million.  During the primary term and the extended term, the Company can produce wells under a test program and is obligated to pay a royalty of 2% to the government. The Exploration Contract also contains a provision which will allow the government to recover, from future revenues, approximately $4.9 million of exploration costs incurred by the government prior to the Company’s acquisition of the Field.  The final terms for recovery of these costs will be contained in the production contract, when executed.  The Company has received approval from the government of Kazakhstan for a production contract covering a portion of the License area, and is proceeding with the steps required to complete the necessary documentation.  The production contract is expected to be finalized in 2005.

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

Note 3.          Long-Term Debt

Short-Term Borrowings

In May 2005, the company borrowed an aggregate of $2,240,000 from a group of individuals pursuant to short-term notes.  The notes, which are unsecured, bear interest at 15% per annum and are due in September 2005.

Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)
$20 million credit facility with a Kazakhstan bank	$3,477,093	$3,583,863
$30 million credit facility with a Kazakhstan bank	29,399,585	29,399,585
Note payable secured by drilling rig	2,077,342	2,704,758
Total long-term debt	34,954,020	35,688,206
Less current maturities	34,954,020	12,005,207
Long-term portion	$—	$23,682,999

Management believes the book value of its long-term debt as of June 30, 2005 and December 31, 2004 approximates fair value.

The Company has two credit facilities with a Kazakhstan bank, one in the amount of $20.0 million and the other in the amount of $30.0 million. There is no remaining availability under either of the credit facilities. Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License and the stock of Caspi Neft.  In addition, the Company’s wholly-owned British Virgin Islands subsidiary, which holds its interest in Caspi Neft, has guaranteed the loan.  Both credit facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.  The Company is required to provide audited financial statements of Caspi Neft to the bank within 90 days of the end of the fiscal year.  In 2004 and 2005, the Company did not meet this requirement, but such non-compliance has been waived by the bank.

In February 2005, the Company, through its subsidiary Caspi Neft, entered into an agreement with the bank in Kazakhstan to defer all payments of principal and interest due on both credit facilities for six months, or until July 2005.  At the expiration of the extension period, the total amount of principal and interest deferred, $8.3 million became due and payable.  In exchange for this deferral the Company agreed to advance up to $10.0 million to Caspi Neft to fund 100% of anticipated capital requirements for the first six months of 2005.  Pursuant to the terms of this agreement, the Company advanced $5.0 million to Caspi Neft in February 2005 and the additional $5.0 million in April 2005.  It was expected that Bramex would advance its matching $10.0 million by June 30, 2005 to fund repayment of the deferred amounts.  Bramex has not yet made such advance.  In July 2005, Caspi Neft paid $3.0 million of the deferred amounts as they became due.  The remaining $5.3 million which has become due has not been paid.  An additional $5.4 million of interest and principal payments are due in August and September of 2005.  Due to the non-payment of scheduled interest and principal payments when due, the lender may, although it has not indicated that it intends to, accelerate the maturity of the entire loan balance.  Accordingly, the entire balance outstanding under the $30 million credit facility has been included in current maturities of long-term debt in the accompanying consolidated balance sheet.  We are currently making arrangements with the lender to permit Transmeridian to fund the necessary amounts on behalf of Bramex to allow Caspi Neft to make all past due and future debt payments.  Pursuant to the terms of the Caspi Neft shareholders agreements, if Bramex does not repay the amounts advanced on its behalf within 30 days, the Company is entitled to have an approximate 6% ownership interest in Caspi Neft transferred from Bramex to the Company.  The Company has received an offer for bridge financing to fund the necessary amounts and has received a proposal from another lender to refinance the existing long-tem debt in its entirety.  The Company expects to complete the bridge financing in mid-August and the refinancing by September 30, 2005, but there can be no assurance that the bridge financing or any refinancing for the long-term debt will be successfully concluded.

Note 4.          Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period.  Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock.  Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive.  Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Note 5.          Commitments and Contingencies

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

Discussions with the seller of the rig became increasing adversarial during late 2003 and in December 2003, the seller filed suit in the 334th District Court, Harris County, Texas, alleging default by the Company under the note payable and redeemable common stock agreements with the seller.  At that time, the Company ceased installment payments to the First Lien Holder, as it had not been able to successfully negotiate a settlement agreement with both the seller and the First Lien Holder.  In February 2004, the First Lien Holder filed suit in United States District Court, Southern District of Texas, against the seller, and named the Company and two of its affiliates as additional defendants.  This action seeks payment of amounts owed to the First Lien Holder by the seller related to the drilling rig.

In April 2004, the Company filed a counterclaim and third-party claim against the seller and certain of its affiliates, seeking recovery of repair costs incurred by the Company in connection with undisclosed latent defects in the drilling rig, recovery of payments made to the seller, including the redeemable common stock, and recovery of additional costs associated with the drilling rig.

In August 2004, the Company and the seller of the rig entered into a settlement and release agreement, pursuant to which the remaining balance on the note of $1.6 million, plus accrued interest of $550,000 was cancelled, and the Company agreed to endeavor to negotiate a settlement with the First Lien Holder pursuant to which, if successful, the Company would assume the obligation of the seller of the rig to the First Lien Holder.  The seller also was required to return 200,000 of the 1.0 million shares of redeemable common stock issued in connection with the original sale.  The Company has estimated the liability of the seller to the First Lien Holder to be approximately $2.9 million, including accrued and unpaid interest.  The Company also agreed to pay $120,000 of the legal fees incurred by the seller of the rig in its lawsuit with the First Lien Holder.  In an effort to promote negotiation of a settlement with the First Lien Holder, the Company resumed making installment payments to the First Lien Holder in December 2004.  In June 2005, the Company received notification that the successor in interest to the original seller had purchased the note payable to the First Lien Holder and was substituted as the plaintiff under the First Lien Holder’s lawsuit.  Settlement discussions are continuing with respect to the lawsuit.

Former Chief Financial Officer

In May 2003, Jim W. Tucker (the “Plaintiff”), the former chief financial officer of the Company, filed suit in the 359th District Court, Montgomery County, Texas, against Transmeridian Exploration, Inc., in connection with his separation from service with the Company in January 2003.  The suit alleged breach of an oral employment agreement.  The Company was never served with notice and had no knowledge of this suit.  Counsel for the Plaintiff claimed they were unable to serve the Company’s registered agent with notice of this suit.  Based on these representations, the Court awarded the Plaintiff a default judgment in November 2003 in the amount of $922,276.  The Company was notified of a writ of garnishment and writ of execution in March and April 2004, respectively.

In April 2004, the Company filed a petition for bill of review and a motion to vacate the writ of garnishment.  In May 2004, the court granted the motion to vacate the writ of garnishment, but did not issue a ruling on the petition for bill of review.  In February 2005, the court granted the motion to vacate the default judgment, and the Company withdrew its petition for a change of venue.  The Plaintiff subsequently passed away in July 2005.  The case may still be reinstated by the deceased’s estate and, if so, would begin as if the Company had just been served notice.  The Company believes it has meritorious defenses to the allegations in the underlying suit and intends to vigorously contest this matter and pursue all legal remedies available to it.

International Commitments

The Company, through its subsidiary Caspi Neft, is subject to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the South Alibek Field in Kazakhstan.  In connection with the Exploration Contract, the Company committed to spend approximately $18.0 million on development of the Field through April 2005, which has been satisfied.  In connection with granting of a two-year extension of the Exploration Contract through April 2007, the Company has committed to spend an additional $30.6 million on development of the Field.  Management expects that the Company will meet the additional spending commitments required by the extension.

Purchase commitments are made in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses changes in our financial condition and results of operations during the three and six month periods ended June 30, 2005 and 2004.

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

•                  Execute a Production Contract;

•                  Secure additional financing for Caspi Neft.

Current Activities

Through June 30, 2005, the Company had drilled six wells in its evaluation program, including the SA-14 completed in May 2005, with four wells (SA-1, SA-2, SA-14 and SA-17) now on production.  The seventh well, SA-3, is currently drilling.

SA-14 reached target depth in February 2005.  Following perforation and acid stimulation, production commenced in early May 2005.  This well is located about 2,000 feet west of SA-1 on the outer edge of the estimated proved area.  Drilling of the seventh well, SA-3, commenced in late April 2005.  In early August, the well had reached approximately 10,000 feet.  Programmed depth is 12,600 feet.  The SA-3 site is approximately 2,200 feet southwest of SA-17 and is in a similar flank location in the field as SA-14.  Well SA-14, and SA-3 if successful, should allow for continued extension of the previously estimated area containing proved reserves and are expected to support proved reserves additions for 2005

The workover program that commenced in the fourth quarter of 2004 progressed during the quarter, and work was completed on the SA-2, SA-5 and SA-17.  SA-5 was perforated and acid stimulated and returned to production late May 2005.  In late June, the well was shut-in and is currently undergoing a further workover to replace a leaking packer and remedy other mechanical problems.  SA-17 was hydraulically fractured and returned to production in early June 2005.  SA-2 was perforated and acid stimulated.  Production from this well is being restricted by the mechanical limitations of the existing flow line system and early production facilities.  These restrictions should be remedied with the activation of the Phase I Central Production Facility, which is estimated to be completed and commissioned during the fourth quarter of 2005.

Based on the results of the flow testing and evaluation of the workover program for the SA-2, SA-5 and SA-17, additional work is being planned for the third and fourth quarters to further increase production.  The workover program for the SA-1 planned for later this year includes both new perforations and reperforation within the currently producing zones, acid stimulation and dual completion.

Negotiations have progressed to mobilize additional drilling rigs to the field, and a new contract has been signed to add one rig to the program.  In addition, changes are being implemented to the drilling program under the new contract to reduce the cost and time to drill development locations in the Field.  The additional rig is expected to be operational in the Field by November 2005.

In August 2005, we began oil sales in the export market by rail, pursuant to arrangements providing for a price based on world market crude oil prices less a transportation and quality discount. Under these arrangements, the Company will receive an approximate 80% price increase over the previous sales agreements for the Field, based on current world market prices.

We have been granted a long-term production contract for the South Alibek Field by the Ministry of Energy and Mineral Resources, and have concluded negotiations, through CaspiNeft, of the final commercial terms.  We anticipate that the documentation process will be concluded and that the production contract will be executed by the end of August 2005.

Results of Operations

Oil production and revenue

During the three month period ended June 30, 2005, we produced 117,661 barrels (“Bbls”) of crude oil, or an average of 1,293 Bbls per day, as compared to 76,532 Bbls, or an average of 841 Bbls per day, during the corresponding three month period in 2004.  For the six month period ended June 30, 2005, we produced 191,764 Bbls of crude oil, or an average of 1,059 Bbls per day, as compared to 161,518 Bbls, or an average of 887 Bbls per day for the corresponding six month period in 2004.  The increases in production are primarily a result of our having two wells producing throughout the first quarter of 2005, and a total of five wells that produced from selected intervals at some point during the second quarter of 2005, as compared to our only having one well producing during the first six months of 2004.

During the three month period ended June 30, 2005, we sold (by physical delivery to the purchaser) 100,651 Bbls at an average price of $20.67 per Bbl, for net revenues of $2,032,310, as compared to 133,646 Bbls at an average price of $11.82 per Bbl, for net revenue of $1,562,656 during the comparable period in 2004.  During the six month period ended June 30, 2005, we sold 169,176 Bbls at an average price of $19.29 per Bbl, for net revenues of $3,186,049, as compared to 186,945 Bbls at an average price of $11.80, for net revenues of $2,205,652 during the comparable six month period in 2004.  We have entered into a new arrangement pursuant to which we will receive substantially higher prices for sales of our oil.  As a result, in June 2005, we discontinued making deliveries under the previous arrangement, and kept production in storage for deliveries under the new arrangement.  The increase in revenues for the 2005 periods as compared to the 2004 periods is primarily a result of the increases in sales prices realized for sales of our oil.

We recognize revenue from the sale of oil when the purchaser takes delivery of oil at the Field. As of June 30, 2005, we had 39,163 Bbls in inventory for which we had not received payment and had not recognized revenue because delivery had not yet been taken by a purchaser. These barrels held in inventory have been valued at $20.66 per barrel, which approximates cost.  Revenue will be recognized in future periods of 2005, upon delivery to a purchaser.

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recognized in the period incurred under the successful efforts method of accounting.  For the three and six month periods ended June 30, 2005, the Company recognized no exploration expense.  In the three month period ended June 30, 2004, the Company recognized $53,641 as exploration expense primarily associated with geological interpretations of the Field. For the six month period ended June 30, 2004, we recognized exploration expense of $76,644, which included costs associated with geological interpretations of the Field and a write off of the remaining book value of non-producing lease cost of a property in South Texas.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting.  For the three month period ended June 30, 2005, DD&A was $239,364, or $2.38 per barrel, as compared to $279,614, or $2.09 per barrel for the three month period ended June 30, 2004.  For the six month period ended June 30, 2005, DD&A was $417,173 or $2.47 per barrel, as compared to $396,144 or $2.14 per barrel for the three month period ended June 30, 2004. The increase in 2005 when compared to 2004 is due to the Field having five producing wells in 2005 as compared to only one producing well in 2004. Barrels of oil which have been produced but were in inventory at June 30, 2005 have not been included in the calculation of DD&A expense. These volumes will be included in the calculation for future periods when sold.

Non-oil and gas property DD&A for the three and six month periods ended June 30, 2005 was $169,704 and $191,580, respectively, as compared to $19,888 and $38,582, respectively, for the comparable periods in 2004. This increase is primarily due to additions to transportation and office equipment, and commencement of depreciation on our drilling rig, which we no longer plan to use for development of the Field.

Transportation expense

During the second quarter of 2004, the first of three storage tanks at our permanent production facility was commissioned for use.  This allowed us to begin oil sales from the Field, resulting in substantial cost savings. For the six month period ended June 30, 2005, we incurred no transportation and storage costs. For the three and six month periods ended June 30, 2004, we incurred transportation and storage costs of $173,847, or $2.12 per Bbl produced.  As discussed above, we have entered into a new arrangement pursuant to which we will receive substantially higher prices for sales of our oil.  Under the new arrangement, sales will take place at a nearby rail terminal, rather than at the Field.  As a result, we will begin incurring transportation costs estimated to run approximately $2.00 per Bbl.

Operating and administrative expense - Kazakhstan

For the three and six month periods ended June 30, 2005, operating and administrative expense in Kazakhstan was $431,267 and $1,967,997, respectively, compared to $972,413 and $1,704,492, respectively, for the comparable periods in 2004. The decrease for the three month period is a result of the timing of workover activity while the increase for the six month period is primarily due to increased activity in our exploration, development and production program for the South Alibek Field.

General and administrative expense - Houston

General and administrative expense in Houston for the three and six month periods ended June 30, 2005 was $1,446,265 and $2,568,773, respectively, compared to $547,501 and $1,217,304, respectively, for the comparable period in 2004.  The increases are primarily due to the costs incurred for listing on the American Stock Exchange, Sarbanes Oxley implementation and addition of new staff, as well as the cost of stock-based compensation related to employee stock options and restricted stock grants recognized during the period.

Interest expense

Interest expense, net of the capitalized portion, for the three and six month periods ended June 30, 2005 increased $938,584 and $1,483,266, respectively, as compared to the corresponding periods in 2004.  The difference is primarily due to increased debt levels in the 2005 periods as compared to the 2004 periods, as well as the commencement of expensing interest, as opposed to capitalizing interest, on those assets which have been placed in service and are being used for their intended purpose.

Liquidity and Capital Resources

For the three and six month periods ended June 30, 2005 and 2004, capital expenditures were $6.6 million and $5.9 million, respectively. The primary sources of funding have been private placements of common and preferred stock, borrowings under our credit facilities with a Kazakhstan bank and loans from the Company and Bramex to Caspi Neft. From inception through June 30, 2005, we have received a total of $12 million in net cash proceeds from sales of common stock and $21.6 million in net cash proceeds from the sale of preferred stock.  Our cumulative proceeds from all borrowings, net of repayments, have amounted to $36.8 million since inception. These proceeds have been used to conduct remedial work and production tests on SA-29, drill and complete the SA-1, SA-2, SA-4, SA-5, SA-17 and SA-14 and drill the SA-3, the initial construction costs of support and production facilities and the administrative cost of the office in Kazakhstan. The total capitalized cost attributable to the South Alibek Field as of June 30, 2005, was $83.7 million, which includes $11.1 million of capitalized interest.

In May 2005, we borrowed an aggregate of $2,240,000 from a group of individuals pursuant to short-term notes.  The notes, which are unsecured, bear interest at 15% per annum and are due in September 2005.

We have two credit facilities with a Kazakhstan bank, one in the amount of $20.0 million and the other in the amount of $30.0 million. There is no remaining availability under either of the credit facilities.  Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License and the stock of Caspi Neft.  In addition, our wholly-owned British Virgin Islands subsidiary, which holds its interest in Caspi Neft, has guaranteed the loan.  Both credit facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.  We are required to provide audited financial statements of Caspi Neft to the bank within 90 days of the end of the fiscal year.  In 2004 and 2005, we did not meet this requirement, but such non-compliance has been waived by the bank.

In February 2005, we, through our subsidiary Caspi Neft, entered into an agreement with the bank in Kazakhstan to defer all payments of principal and interest due on both credit facilities for six months, or until July 2005.  At the expiration of the extension period, the total amount of principal and interest deferred, $8.3 million became due and payable.  In exchange for this deferral we agreed to advance up to $10.0 million to Caspi Neft to fund 100% of anticipated capital requirements for the first six months of 2005.  Pursuant to the terms of this agreement, we advanced $5.0 million to Caspi Neft in February 2005 and the additional $5.0 million in April 2005.  It was expected that Bramex would advance its matching $10.0 million by June 30, 2005 to fund repayment of the deferred amounts.  Bramex has not yet made such advance.  In July 2005, Caspi Neft paid $3.0 million of the deferred amounts as they became due.  The remaining $5.3 million which has become due has not been paid.  An additional $5.4 million of interest and principal payments are due in August and September of 2005.  Due to the non-payment of scheduled interest and principal payments when due, the lender may, although it has not indicated that it intends to, accelerate the maturity of the entire loan balance.  Accordingly, the entire balance outstanding under the $30 million credit facility has been included in current maturities of long-term debt in the accompanying consolidated balance sheet.  We are currently making arrangements with the lender to permit Transmeridian to fund the necessary amounts on behalf of Bramex to allow Caspi Neft to make all past due and future debt payments.  Pursuant to the terms of the Caspi Neft shareholders agreements, if Bramex does not repay the amounts advanced on its behalf within 30 days, we are entitled to have an approximate 6% ownership interest in Caspi Neft transferred from Bramex to us.  We have received an offer for bridge financing to fund the necessary amounts and have received a proposal from another lender to refinance the existing long-tem debt in its entirety.  We expect to complete the bridge financing in mid-August and the refinancing by September 30, 2005, but there can be no assurance that the bridge financing or any refinancing for the long-term debt will be successfully concluded.

Management expects cash flow from operations to increase throughout 2005 and provide a portion of the funds needed to further develop the Field and repay debt. Such cash flow is dependent upon many factors, such as achieving and sustaining adequate production rates, oil prices, and other factors which may be beyond the control of the Company.  We are currently discussing new financing alternatives with several financial institutions, but cannot be assured that we will be successful.  If an agreement is not achieved for a sufficient level of new financing we will have to reduce or suspend our capital program in order to fund operating expenses and debt service. Management believes it will be successful in obtaining new financing to continue development of the Field in accordance with our current development plan.  However, we cannot provide assurance that we will be successful, as many factors required to execute its plans are outside the control of the Company.

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

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries.  Our most significant subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field.  The assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations at June 30, 2005.

The Company owns a 50% equity interest in OJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field.  The remaining 50% is owned by Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”). Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as minority interest.

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

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in negotiating a commercial production contract which will allow production for the expected 25-year term of the contract.  The current maximum statutory royalty rate of 6%, as provided by new legislation which came into effect in 2004, has been used to calculate the government royalty.  Production contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract.  We have been granted a long-term production contract for the South Alibek Field by the Ministry of Energy and Mineral Resources, and have reached an advanced stage of negotiations, through CaspiNeft, of the final commercial terms.  We anticipate that these negotiations will be concluded and that the production contract will be executed by the end of August 2005.  If we are not successful in negotiating a production contract on acceptable terms, it would materially change our oil and gas reserve data and estimated future net cash flows.

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

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities.  We also capitalized interest on our drilling rig during the time it was being prepared for its intended use.  During the six month period ended June 30, 2005 and 2004, we capitalized $1,380,431 and $2.7 million, respectively, of interest costs, which reduced our reported net interest expense to $1,203,331 and $279,692, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

The majority of our sales of crude oil have been based on prevailing local market prices at the time of sale.  We have entered into a new arrangement pursuant to which we will receive substantially higher prices for sales of our oil.  Our future success is dependent on our being able to transport and market our production either within Kazakhstan or through export to international markets.  Crude oil prices are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.

Interest Rate Risk

At June 30, 2005, the Company had total debt outstanding of $37.2 million.  The total amount bears interest at a fixed rate of 15% per annum.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 17, 2005, the Company held its 2005 annual meeting of stockholders, pursuant to a proxy statement that it had filed with the Securities and Exchange Commission and had furnished to holders of record of the 80,113,151 outstanding shares of its common stock as of March 25, 2005.  At the meeting, the following slate of director candidates were elected to serve directors of the Company until their respective successors are elected and qualified: Lorrie T. Olivier, Philip J. McCauley, James H. Dorman, George E. Reese, Marvin R. Carter and Fernando Zuniga y Rivero.  The stockholders also ratified the appointment of John A. Braden & Co., P.C. as the Company’s principal accountant for the year ended December 31, 2005.  At the meeting, the stockholders also approved the amendment to the Company’s 2003 Stock Compensation Plan to increase the number of shares authorized for issuance under the Plan by 2,500,000 shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description	Incorporation by Reference

4.1	Amended and Restated 2003 Stock Compensation Plan	Form S-8 filed July 20, 2005

10.1	Form of Subscription Agreement	Form 8-K filed August 4, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

(b)    Reports on Form 8-K

On January 10, 2005, the Company filed a Current Report on Form 8-K relating to the issuance of a press release announcing the hiring of a Vice President of Operations.

On February 15, 2005, the Company filed a Current Report on Form 8-K relating to the issuance of a press release announcing that its 50%-owned subsidiary, OJSC Caspi Neft (“Caspi Neft”) has executed amendments to its two primary loan agreements, pursuant to which the lender has granted it an extension of time for making all principal and interest payments due between February and mid-July 2005 under the two loan agreements until July 15, 2005.

On April 13, 2005, the Company filed a Current Report on Form 8-K relating to the departure and election of Directors.  On April 7, 2005, Mr. Angus Simpson advised the Chairman of the Board of Directors’ that he will not be able to stand for reelection to the Board of Directors.  In his letter to the Chairman he stated that his current employer in the United Kingdom had passed a resolution that an Executive Officer may not hold external dictatorship.  Mr. Simpson has been a Director and member of the Audit Committee since the Company was founded in 2000.  Also on April 7, 2005, the Board of Directors named Dr. J. Fernando Zuniga y Rivero, to fill the unexpired term of Mr. Simpson on the Board of Directors and the Audit Committee.

On May 17, 2005, the Company filed a Current Report on Form 8-K relating to the resignation of its Corporate Controller and principal accounting officer, Charles J. Campise.  Mr. Campise resigned to pursue another opportunity.  The Company is conducting a search for a new Corporate Controller to replace Mr. Campise.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.

/s/ Earl W. McNiel
Date: August 9, 2005	Earl W. McNiel
Vice President and Chief Financial Officer