Form 10-Q
period 2005-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2005-11-09
CIK 1132645

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 2, 2005, the registrant had 85,729,196 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,241,106	$16,746,137
Accounts receivable	4,315,992	3,644,891
Crude oil inventory	401,280	192,465
Prepaid expenses and other current assets	1,564,579	75,850

Total current assets	28,522,957	20,659,343

Property and Equipment:
Property and equipment	94,646,157	81,830,385
Accumulated depreciation, depletion and amortization	(4,333,485)	(2,895,579)

Property and equipment, net	90,312,672	78,934,806

Other Assets	199,200	216,111

	$119,034,829	$99,810,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$6,028,440	$7,137,016
Short-term debt	1,000,000	—
Convertible note payable, net of discount of $3,171,869	19,328,131	—
Current maturities of long-term debt	32,248,021	12,005,208
Accrued interest	9,785,008	6,132,477
Deferred revenue	401,280	192,465
Dividends payable	244,327	154,110
Notes payable to related parties	—	50,000

Total current liabilities	69,035,207	25,671,276

Long-Term Debt, net of current maturities	—	23,682,999
Other Long Term Liabilities	186,000	186,000
Minority Interest	8,563,806	7,924,558
Stockholders’ Equity:
Convertible preferred stock, $0.0006 par value per share, 5,000,000 shares authorized, 1,551.285 and 1,785.714 issued and outstanding	1	1
Common stock, $0.0006 par value per share, 200,000,000 shares authorized, 84,385,863 and 79,829,062 issued and outstanding	50,631	47,897
Additional paid-in capital	64,124,677	58,361,256
Accumulated deficit	(22,925,493)	(16,063,727)

Total stockholders’ equity	41,249,816	42,345,427

	$119,034,829	$99,810,260

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue from Oil Sales	$3,852,122	$843,348

Operating Costs and Expenses:
Exploration expense	9,470	(5,314)
Depreciation, depletion and amortization	467,624	153,064
Transportation expense	118,347	—
Operating and administrative expense – Kazakhstan	1,342,031	1,018,955
General and administrative expense – Houston	1,333,468	795,455

Total operating costs and expenses	3,270,940	1,962,160

Operating Income (Loss)	581,182	(1,118,812)

Other Income (Expense):
Interest income	91,796	2,688
Interest expense	(2,404,763)	(579,433)

Total other income (expense)	(2,312,967)	(576,745)

Loss before minority interest	(1,731,785)	(1,695,557)
Minority Interest	(791,171)	401,802

Net loss	(2,522,956)	(1,293,755)
Preferred dividends	(279,155)	—

Net loss attributable to common stockholders	$(2,802,111)	$(1,293,755)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding; basic and diluted	81,561,819	79,153,647

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Revenue from Oil Sales	$7,038,171	$3,048,931

Operating Costs and Expenses:
Exploration expense	9,470	71,330
Depreciation, depletion and amortization	1,076,377	587,790
Transportation expense	118,347	173,847
Operating and administrative expense – Kazakhstan	3,310,028	2,723,448
General and administrative expense – Houston	3,902,242	2,012,759

Total operating costs and expenses	8,416,464	5,569,174

Operating Loss	(1,378,293)	(2,520,243)

Other Income (Expense):
Interest income	160,529	10,617
Interest expense	(4,167,719)	(859,125)

Total other income (expense)	(4,007,190)	(848,508)

Loss before minority interest	(5,385,483)	(3,368,751)
Minority Interest	(639,248)	491,700

Net loss	(6,024,731)	(2,877,051)
Preferred dividends	(837,032)	—

Net loss attributable to common stockholders	$(6,861,763)	$(2,877,051)

Basic and diluted loss per share	$(0.09)	$(0.04)

Weighted average common shares outstanding; basic and diluted	80,597,175	78,227,217

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net loss	$(6,024,731)	$(2,877,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	1,076,377	587,790
Amortization of debt financing costs	810,911	144,999
Discount amortization of convertible note	1,238,131	—
Stock based compensation expense	1,492,674	182,504
Abandonment of oil and gas properties	—	71,330
Minority interest in net income (loss) of consolidated subsidiaries	639,248	(491,700)
(Increase) decrease in receivable	(671,101)	(1,078,804)
(Increase) decrease in crude oil inventory	(208,815)	323,942
(Increase) decrease in prepaids and other current assets	(1,488,729)	35,690
(Increase) decrease in other assets	(500,000)	46,250
Increase (decrease) in accounts payable and accrued liabilities	(3,421,076)	1,730,202
Increase (decrease) in accrued interest	3,652,531	(3,804,252)
Increase (decrease) in deferred revenue	208,815	(323,942)

Net cash used in operating activities	(3,195,765)	(5,453,042)

Investing Activities:
Capital expenditures	(12,454,246)	(6,925,907)

Net cash used in investing activities	(12,454,246)	(6,925,907)

Financing Activities:
Proceeds from debt borrowings	25,740,000	6,391,872
Repayments of debt borrowings	(5,680,186)	(14,272,321)
Repayments of notes payable to related parties	(50,000)	(118,025)
Proceeds from sale of stock by Caspi Neft	—	15,000,000
Proceeds from sale of common stock, net	1,790,781	4,582,050
Proceeds from exercise of stock options	91,200	95,750
Preferred stock dividends paid	(746,815)	—

Net cash provided by financing activities	21,144,980	11,679,326

Net increase (decrease) in cash and cash equivalents	5,494,969	(699,623)
Cash and cash equivalents, beginning of period	16,746,137	1,321,514

Cash and cash equivalents, end of period	$22,241,106	$621,891

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash paid for:
Interest	$414,129	$4,663,377
Income taxes	—	—

Non-cash investing and financing activities:
Interest capitalized	(1,958,684)	(3,605,531)
Accrued and unpaid dividends on convertible preferred stock	244,327	—

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

The Company owns a 50% equity interest in SJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field (the “Field”). The remaining 50% is owned by Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”). Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as minority interest.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

Note 2. Liquidity and Financial Condition

As of September 30, 2005, the Company had a working capital deficit of approximately $40.5 million. As further discussed in Note 3—Kazakhstan Properties below, the Company has entered into an agreement pursuant to which it will indirectly acquire the 50% equity interest in Caspi Neft that it does not already own. As part of the agreement, the Company has agreed to repay all of the outstanding principal and accrued interest, approximately $42.0 million as of September 30, 2005, on its credit facilities with a Kazakhstan bank. The lender has previously extended the due dates for all unpaid installments of principal and interest until after October 18, 2005, and has indicated that it will further extend the due dates for all such installments until the earlier of the closing date of the acquisition or December 23, 2005. The aggregate amount of principal and interest payments that will become due in the event the acquisition is not completed by December 23, 2005 is approximately $20.0 million. Since the lender has not yet formally extended the due dates, it may accelerate the maturity of the entire loan balance although it has indicated that it does not intend to. If the Company is not successful in raising the capital required to complete the acquisition and repay the outstanding indebtedness, or if the acquisition does not close for other reasons, the Company and Bramex may have to contribute to Caspi Neft the capital required to bring the scheduled principal and interest payments current, or possibly to repay the entire loan balance. While Bramex is responsible for contributing the next $10 million of capital to Caspi Neft and would be responsible pursuant to the applicable shareholder agreements for 50% of the remaining capital required, there can be no assurance that Bramex will be able or willing to provide such capital, in which case the Company would need to raise and provide to Caspi Neft all of the necessary capital to fund its debt. The Company has been in discussions with several potential lenders with regard to refinancing the existing bank debt of Caspi Neft and believes that, if necessary, such debt can be refinanced on favorable terms. There can be no assurance, however, that any refinancing of the existing bank debt would be successful. The inability of the Company to raise the necessary capital or refinance the existing debt, if required, could have a material adverse effect on the Company’s liquidity and financial condition.

Note 3. Kazakhstan Properties

        The Company owns 50% of Caspi Neft, which is a subsidiary joint stock company organized under the laws of the Republic of Kazakhstan. The primary assets of Caspi Neft are License 1557 (the “License”) covering the Field and related oil and gas property and equipment. The License covers an area of approximately 14,000 acres located onshore in western Kazakhstan. The exploration contract (the “Exploration Contract”) associated with the License had a six-year initial term which expired in April 2005 and has been extended through April 2007, and may be extended by mutual agreement for an additional two-years. The Exploration Contract required capital expenditures during the initial period of approximately $18.0 million, which has been satisfied. In connection with the recent two-year extension, the Company has committed to an additional work program of $30.5 million. During the primary term and the extended term, the Company can produce wells under a test program and is obligated to pay a royalty of 2% to the government. The Exploration Contract also contains a provision which will allow the government to recover, from future revenues, approximately $4.9 million of exploration costs incurred by the government prior to the Company’s acquisition of the Field. The final terms for recovery of these costs will be contained in the production contract, when executed. The Company has received approval from the government of Kazakhstan for a production contract covering a portion of the License area, and is proceeding with the steps required to complete the necessary documentation. The production contract is expected to be finalized by year-end 2005.

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

In October 2005, a wholly-owned subsidiary of the Company entered into a share sale and purchase agreement with the parent company of Bramex to purchase all of the authorized and issued shares of Bramex. Upon the closing of the transaction, which is expected to occur on or about December 23, 2005, the Company will own 100% of Caspi Neft. The terms of the agreement require the subsidiary to pay a total of $168 million at the closing, of which approximately $42 million is to repay bank indebtedness owed by Caspi Neft and the remainder represents the purchase price for the shares of Bramex. Closing of the transaction is subject to several conditions, including release of liens on the shares and assets of Caspi Neft, receipt of necessary government approvals and other customary conditions. The Company expects to fund the purchase price for the acquisition of the shares and the repayment of debt of Caspi Neft through a combination of new debt financing and the issuance of additional equity.

Note 4. Long-Term Debt

Short-Term Borrowings

In May 2005, the Company borrowed an aggregate of $2,240,000 from a group of individuals pursuant to short-term notes. The notes, which were unsecured, bore interest at 15% per annum and were repaid along with accrued interest in July and September 2005. In July 2005, the Company borrowed $1,000,000 from an individual pursuant to an unsecured short-term note, which bears interest at 15% per annum and is due in July 2006. In connection with these borrowings, the Company issued detachable warrants to purchase 420,000 shares of common stock at exercise prices ranging from $2.00 to $2.12 per share. The warrants have a three-year term.

In August 2005, the Company issued convertible promissory notes (the “Convertible Notes”) in the original aggregate principal amount of $22,500,000. The Convertible Notes bear interest at a per annum rate of ten percent (10%) and mature on December 15, 2005 or the closing of an equity financing (other than an issuance of common stock pursuant to an underwritten public offering and certain other exceptions), whichever is earlier. The holders of the Convertible Notes may, at their option, elect to convert all or a portion of the outstanding principal amount of the Convertible Notes, plus accrued but unpaid interest thereon, into common stock of the Company issued in such private equity financing at a conversion price equal to one hundred ten percent (110%) of the outstanding principal amount plus accrued interest of the Convertible Notes being converted. In connection with the Convertible Notes, the Company issued detachable warrants to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $2.40 per share. The warrants have a five year term, and beginning six months after the closing of the issuance of the Convertible Notes, the exercise price of the warrants is subject to adjustment for issuances of common stock at a purchase price of less than the then-effective exercise price of the warrants. The Company determined that the Convertible Notes contain a contingent beneficial conversion feature. Based on the relative fair values of the Convertible Notes and detachable warrants as computed in accordance with Accounting Principles Board Opinion (“APB”) 14—Accounting for Convertible Debt Issued with Stock Purchase Warrants (notes payable of $18,090,000 and warrants of $4,410,000), the intrinsic value of the contingent beneficial conversion feature under Emerging Issues Task Force (“EITF”) 98-5—Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, was calculated to be approximately $1.8 million, however, it will not be recognized in earnings until the contingency is resolved.

Long-Term Debt

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
$20 million credit facility with a Kazakhstan bank	$771,094	$3,583,864
$30 million credit facility with a Kazakhstan bank	29,399,585	29,399,585
Note payable secured by drilling rig	2,077,342	2,704,758

Total long-term debt	32,248,021	35,688,207
Less current maturities	32,248,021	12,005,208

Long-term portion	$—	$23,682,999

Management believes the book value of its long-term debt as of September 30, 2005 and December 31, 2004 approximates fair value due to the market rates of interest of the long-term debt.

The Company’s subsidiary Caspi Neft has two credit facilities with a Kazakhstan bank, one in the amount of $20.0 million and the other in the amount of $30.0 million. There is no remaining availability under either of the credit facilities. Both credit facilities are secured by substantially all of the assets of Caspi Neft, including the South Alibek License and the stock of Caspi Neft. In addition, the Company’s wholly-owned British Virgin Islands subsidiary, which holds its interest in Caspi Neft, has guaranteed the loan. Both credit facilities contain certain restrictive covenants, including restrictions on disposing of material assets, paying dividends and incurring additional indebtedness.

In February 2005, the Company, through its subsidiary Caspi Neft, entered into an agreement with the bank in Kazakhstan to defer all payments of principal and interest due on both credit facilities for six months, or until July 2005. At the expiration of the extension period, the total amount of principal and interest deferred, $8.3 million became due and payable. In exchange for this deferral the Company agreed to advance up to $10.0 million to Caspi Neft to fund 100% of anticipated capital requirements for the first six months of 2005. Pursuant to the terms of this agreement, the Company advanced $5.0 million to Caspi Neft in February 2005 and the additional $5.0 million in April 2005. It was expected that Bramex would advance its matching $10.0 million by June 30, 2005 to fund repayment of the deferred amounts. Bramex has not yet made such advance. In July 2005, Caspi Neft paid $3.0 million of the deferred amounts as they became due. The remaining $5.3 million which came due in July and an additional $2.7 million of interest and principal which came due in August were not paid. In September 2005, the Company received notice from the bank in Kazakhstan that the due dates for all unpaid installments of principal and interest had been extended until the regularly scheduled payment dates falling on or after October 18, 2005. The aggregate amount of principal and interest deferred until after October 18, 2005 was approximately $10.7 million. In connection with the proposed acquisition of Bramex, discussed above, the Company has agreed to repay the entire balance of principal and interest owed by Caspi Neft under the bank facilities, approximately $42 million, no later than December 23, 2005. The lender has indicated that it will further extend the due dates for all unpaid installments of principal and interest until the earlier of the closing date of the acquisition of Bramex or December 23, 2005. Until such formal extension is received, however, the lender may, although it has indicated that it does not intend to, accelerate the maturity of the entire loan balance. Accordingly, the entire balance outstanding under the $30 million credit facility has been included in current maturities of long-term debt in the accompanying consolidated balance sheet. The Company has been in discussions with several potential lenders with regard to refinancing the existing long-tem debt in its entirety. The Company expects to complete acquisition of Bramex and/or the refinancing of the current bank indebtedness of Caspi Neft by December 23, 2005, but there can be no assurance that any refinancing of the long-term debt will be successfully concluded.

Note 5. Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding excludes 4,159,010 and 786,061 common shares for the three months ended September 30, 2005 and 2004, respectively, and 2,712,255 and 916,898 common shares for the nine months ended September 30, 2005 and 2004, respectively, issuable pursuant to convertible preferred stock, notes payable and outstanding stock options and warrants because their effect is anti-dilutive. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Note 6. Commitments and Contingencies

Drilling Rig Dispute

In December 2001, the Company purchased a drilling rig for $5.3 million through the issuance to the rig’s seller of a note payable for $3.3 million and 1.0 million shares of redeemable common stock. In July 2003, the Company was notified by the holder of an apparent first lien on the drilling rig (the “First Lien Holder”) that the seller of the rig was in default under its note payable obligation to the First Lien Holder. The Company was not informed of the existence of the First Lien Holder in the asset purchase agreement related to the acquisition of the drilling rig. During 2003, the Company held discussions with the First Lien Holder with the intent to resolve the seller’s default and began making certain payments directly to the First Lien Holder.

In December 2003, the seller filed suit in Harris County, Texas alleging default by the Company under the note payable and redeemable common stock agreements with the seller. At that time, the Company ceased installment payments to the First Lien Holder, as it had not been able to successfully negotiate a settlement agreement with both the seller and the First Lien Holder. In February 2004, the First Lien Holder filed suit in United States District Court, Southern District of Texas, against the seller, and named the Company and two of its affiliates as additional defendants. This action seeks payment of amounts owed to the First Lien Holder by the seller related to the drilling rig. The Company filed a counterclaim and third-party claim against the seller and certain of its affiliates, seeking recovery of repair costs incurred by the Company in connection with undisclosed latent defects in the drilling rig, recovery of payments made to the seller, including the common stock, and recovery of additional costs associated with the drilling rig.

In August 2004, the Company and the seller entered into a settlement and release agreement, pursuant to which the remaining balance on the note of $1.6 million, plus accrued interest of $550,000 was cancelled. The Company agreed to endeavor to negotiate a settlement with the First Lien Holder pursuant to which, if successful, the Company would assume the obligation of the seller to the First Lien Holder. The seller also was required to return 200,000 of the 1.0 million shares of common stock issued in connection with the original sale. The Company has estimated the liability of the seller to the First Lien Holder to be approximately $2.9 million, including accrued and unpaid interest. The Company also agreed to pay $120,000 of the legal fees incurred by the seller of the rig in its lawsuit with the First Lien Holder. Settlement discussions are continuing with respect to the lawsuit.

Former Chief Financial Officer

In May 2003, Jim W. Tucker (the “Plaintiff”), the former chief financial officer of the Company, filed suit in Montgomery County, Texas against Transmeridian Exploration, Inc., in connection with his separation from service with the Company in January 2003. The suit alleged breach of an oral employment agreement. The Company was never served with notice and had no knowledge of this suit. Counsel for the Plaintiff claimed they were unable to serve the Company’s registered agent with notice of this suit. Based on these representations, the Court awarded the Plaintiff a default judgment in November 2003 in the amount of $922,276. The Company was notified of a writ of garnishment and writ of execution in March and April 2004, respectively. In May 2004, the court granted a motion to vacate the writ of garnishment and in February 2005, granted a motion to vacate the default judgment. The Plaintiff subsequently passed away in July 2005. The case may still be reinstated by the deceased’s estate and, if so, would begin as if the Company had just been served notice. The Company believes it has meritorious defenses to the allegations in the underlying suit and intends to vigorously contest this matter and pursue all legal remedies available to it.

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

Purchase commitments are made from time to time in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses material changes in our financial condition and results of operations during the three and nine month periods ended September 30, 2005 and 2004.

Management’s primary goals for 2005 are to:

•	Continue the development of the Field by utilizing two drilling rigs;

•	Increase production from all wells in the field;

•	Improve efficiency of drilling and completion programs;

•	Improve prices received for oil sales;

•	Execute a Production Contract;

•	Secure additional financing for Caspi Neft.

Operating Activities

Through September 30, 2005, we had drilled a total of seven wells in our evaluation and development program, including the SA-14 and the SA-3, completed in May and September 2005, respectively. Drilling of the eighth well in the program, the SA-15, began in late September 2005 and is currently underway.

The SA-14 reached target depth in February 2005 and, following perforation and an acid wash, was placed on production in early May 2005. The SA-3 reached target depth in September 2005, was similarly perforated and acid-washed, and was placed on production in late September 2005. The SA-14 and SA-3 were drilled at the outer edge of the estimated proved area and both wells are expected to support proved reserves additions for 2005.

The SA-15 commenced drilling in late September and as of November 7, 2005 had reached a total depth of approximately 7,850 feet. On the current schedule, the SA-15 should reach its anticipated total depth of approximately 12,600 feet by year-end.

The workover program that commenced in late 2004 progressed during the first nine months of 2005. Based on the evaluation of the results, additional well work has been scheduled to further increase production. The SA-5 was perforated to open additional producing intervals and returned to production in late May 2005. In late June, the well was shut-in to replace a leaking packer and remedy other mechanical problems and resumed production in September. Additional remedial work, including installation of an electric submersible pump (“ESP”), is planned by year-end. The SA-17 was hydraulically fractured and returned to production in early June 2005. A workover is planned for this well during the fourth quarter, including new perforations, acid stimulation and installation of an ESP.

During the third quarter, work commenced on well SA-1. New tubing is being installed and acid stimulation of the main oil producing zones is underway. We expect the work to be completed during the fourth quarter. Well SA-2 was shut-in during September to replace the bridge plug and install an ESP. The well is undergoing testing and evaluation. In addition, the SA-14 was acid stimulated and returned to production in September. The results are being evaluated at this time.

Construction of the new Central Production Facility resumed in the third quarter of 2005. However, due to failure of the local general contractor to make meaningful progress, we have terminated the contractor and intend to hire another contractor to complete the project.

A contract has been signed to add a second rig to the drilling program. In addition, changes are being implemented to the program to reduce the cost and time to drill development locations in the Field. The additional rig is expected to be operational in the Field by early January 2006. Two additional rigs are expected to be added in the first half of 2006, which will bring the total number of rigs utilized to develop the Field to four.

In August 2005, we began oil sales in the export market by rail pursuant to arrangements providing for world market crude oil prices less a transportation and quality discount. Under these arrangements, we are receiving prices approximately double that of the previous sales agreements for the Field, based on current world market prices.

We have been granted a long-term production contract for the South Alibek Field by the Ministry of Energy and Mineral Resources. The documentation process is in the final stages and we anticipate that the production contract will be finalized by year-end 2005.

Results of Operations

Oil production and revenue

During the three month period ended September 30, 2005, we produced 98,057 barrels (“Bbls”) of crude oil, or an average of 1,066 Bbls per day, as compared to 75,783 Bbls, or an average of 824 Bbls per day, during the corresponding three month period in 2004. For the nine month period ended September 30, 2005, we produced 289,821 Bbls of crude oil, or an average of 1,062 Bbls per day, as compared to 237,301 Bbls, or an average of 866 Bbls per day for the corresponding nine month period in 2004. The increases in production are primarily the result of our having an average of 3.7 wells producing during the third quarter of 2005, and an average of 3.2 wells producing during the first nine months of 2005, as compared to an average of 2.2 wells and 1.5 wells during the third quarter and first nine months of 2004, respectively.

During the three month period ended September 30, 2005, we sold 106,650 Bbls at an average price of $36.12 per Bbl, for net revenues of $3,852,122, as compared to 74,115 Bbls at an average price of $11.61 per Bbl, for net revenue of $843,348 during the comparable period in 2004. During the nine month period ended September 30, 2005, we sold 275,826 Bbls at an average price of $25.52 per Bbl, for net revenues of $7,038,171, as compared to 261,060 Bbls at an average price of $11.88, for net revenues of $3,048,931 during the comparable nine month period in 2004. In June 2005 we entered into a new sales arrangement pursuant to which we received substantially higher sales prices for our oil. The increase in revenues for the 2005 periods as compared to the 2004 periods is primarily a result of these increases in sales prices.

We recognize revenue from the sale of oil when the purchaser takes delivery. As of September 30, 2005, we had 30,714 Bbls in inventory for which we had not received payment or recognized revenue because delivery had not yet been taken by the purchaser. These barrels held in inventory have been valued at $13.06 per barrel, which approximates cost. Revenue will be recognized in future periods of 2005 upon delivery to a purchaser.

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploratory wells, is recognized in the period incurred under the successful efforts method of accounting. In the three and nine month periods ended September 30, 2005, the Company recognized $9,470 as exploration expense primarily associated with geological interpretations of the Field. For the nine month period ended September 30, 2004, we recognized exploration expense of $71,330, which included costs associated with geological interpretations of the Field and a write off of the remaining book value of non-producing lease cost of a property in South Texas.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the three month period ended September 30, 2005, DD&A of oil and gas properties was $295,921, or $2.78 per barrel, as compared to $132,839, or $1.79 per barrel for the three month period ended September 30, 2004. For the nine month period ended September 30, 2005, DD&A of oil and gas properties was $713,094 or $2.59 per barrel, as compared to $528,983 or $2.03 per barrel for the nine month period ended September 30, 2004. The increase in 2005 compared to 2004 is due to the Field having an average of 3.2 producing wells in 2005 as compared to only 1.5 producing wells in 2004. Barrels of oil which have been produced but were in inventory at September 30, 2005 have not been included in the calculation of DD&A expense. These volumes will be included in the calculation when sold.

Non-oil and gas property DD&A for the three and nine month periods ended September 30, 2005 was $171,703 and $363,283, respectively, as compared to $20,225 and $58,807, respectively, for the comparable periods in 2004. This increase is primarily due to additions to transportation and office equipment, and commencement of depreciation on our drilling rig, which we no longer plan to use for development of the Field.

Transportation expense

During the third quarter of 2005, we began transporting our oil to Zhem Oil Station for sale and incurred transportation and storage costs. For the three and nine month periods ended September 30, 2005, we incurred transportation and storage costs of $118,347, or $0.72 per Bbl. For the nine month period ended September 30, 2004, we incurred transportation and storage costs of $173,847, or $2.12 per Bbl produced.

Operating and administrative expense - Kazakhstan

For the three and nine month periods ended September 30, 2005, operating and administrative expense in Kazakhstan was $1,342,031 and $3,310,028, respectively, compared to $1,018,955 and $2,723,448, respectively, for the comparable periods in 2004. The increase is primarily due to increased activity in our exploration, development and production program for the South Alibek Field.

General and administrative expense - Houston

General and administrative expense in Houston for the three and nine month periods ended September 30, 2005 was $1,333,468 and $3,902,242, respectively, compared to $795,455 and $2,012,759, respectively, for the comparable period in 2004. The increases are primarily due to the costs incurred for listing on the American Stock Exchange, Sarbanes Oxley implementation and addition of new staff, as well as the cost of stock-based compensation related to employee stock options and restricted stock grants recognized during the period.

Interest expense

Interest expense, net of the capitalized portion, for the three and nine month periods ended September 30, 2005 increased $1,825,330 and $3,308,594, respectively, as compared to the corresponding periods in 2004. The difference is primarily due to increased debt levels in the 2005 periods as compared to the 2004 periods, as well as the commencement of expensing interest, as opposed to capitalizing interest, on those assets which have been placed in service and are being used for their intended purpose.

Liquidity and Capital Resources

For the three and nine month periods ended September 30, 2005 and 2004, capital expenditures were $5.9 million and $12.5 million, respectively. The primary sources of funding have been private placements of common and preferred stock, borrowings under our credit facilities with a Kazakhstan bank and loans from the Company and Bramex to Caspi Neft. From inception through September 30, 2005, we have received a total of $13.8 million in net cash proceeds from sales of common stock and $21.1 million in net cash proceeds from the sale of preferred stock. Our cumulative proceeds from all borrowings, net of repayments, have amounted to $55.7 million since inception. These proceeds have been used to conduct remedial work and production tests on SA-29, drill and complete the SA-1, SA-2, SA-4, SA-5, SA-17, SA-14 and SA-3, and to finance the initial construction costs of support and production facilities and the administrative cost of the office in Kazakhstan. The total capitalized cost attributable to the South Alibek Field as of September 30, 2005, was $88 million, which includes $12 million of capitalized interest.

In October 2005, a wholly-owned subsidiary of ours entered into a share sale and purchase agreement with the parent company of Bramex to purchase all of the authorized and issued shares of Bramex. Upon the closing of the transaction, which is expected to occur on or about December 23, 2005, we will own 100% of Caspi Neft. The terms of the agreement require the subsidiary to pay a total of $168 million at the closing, of which approximately $42 million is to repay bank indebtedness owed by Caspi Neft and the remainder represents the purchase price for the shares of Bramex. Closing of the transaction is subject to several conditions, including release of liens on the shares and assets of Caspi Neft, receipt of necessary government approvals and other customary conditions. We expect to fund the purchase price for the acquisition of the shares and the repayment of debt of Caspi Neft through a combination of new debt financing and the issuance of additional equity.

In May 2005, we borrowed an aggregate of $2,240,000 from a group of individuals pursuant to short-term notes. The notes, which were unsecured, bore interest at 15% per annum and were repaid along with accrued interest in September 2005. In July 2005, we borrowed $1,000,000 from an individual pursuant to a short-term note, which is unsecured and bears interest at 15% per annum and is due July 2006. In connection with these borrowings, we issued detachable warrants to purchase 420,000 shares of common stock at exercise prices ranging from $2.00 to $2.12 per share. The warrants have a three-year term.

In August 2005, we issued Convertible Promissory Notes (the “Convertible Notes”) in the original aggregate principal amount of $22,500,000. The Convertible Notes bear interest at a per annum rate of ten percent (10%) and mature on December 15, 2005 or the closing of an equity financing (other than an issuance of common stock pursuant to an underwritten public offering and certain other exceptions), whichever is earlier. The holders of the Convertible Notes may, at their option, elect to convert all or a portion of the outstanding principal amount of the Convertible Notes, plus accrued but unpaid interest thereon, into securities of the Company issued in such private equity financing at a conversion price equal to one hundred ten percent (110%) of the outstanding principal amount plus accrued interest of the Convertible Notes being converted. In connection with the Convertible Notes, we issued warrants to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $2.40 per share (the “Warrants”). The Warrants have a five (5) year term, and beginning six (6) months after the closing of the issuance of the Convertible Notes, the exercise price of the Warrants is subject to adjustment for issuances of common stock at a purchase price of less than the then-effective exercise price of the Warrants. We determined that the Convertible Notes contain a contingent beneficial conversion feature. Based on the relative fair values of the Convertible Notes and detachable warrants as computed in accordance with Accounting Principles Board Opinion (“APB”) 14—Accounting for Convertible Debt Issued with Stock Purchase Warrants (notes payable of $18,090,000 and warrants of $4,410,000), the intrinsic value of the contingent beneficial conversion feature under Emerging Issues Task Force (“EITF”) 98-5—Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, was calculated to be approximately $1.8 million, however, it will not be recognized in earnings until the contingency is resolved.

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

In February 2005, we, through our subsidiary Caspi Neft, entered into an agreement with the bank in Kazakhstan to defer all payments of principal and interest due on both credit facilities for six months, or until July 2005. At the expiration of the extension period, the total amount of principal and interest deferred, $8.3 million became due and payable. In exchange for this deferral we agreed to advance up to $10.0 million to Caspi Neft to fund 100% of anticipated capital requirements for the first six months of 2005. Pursuant to the terms of this agreement, we advanced $5.0 million to Caspi Neft in February 2005 and the additional $5.0 million in April 2005. It was expected that Bramex would advance its matching $10.0 million by June 30, 2005 to fund repayment of the deferred amounts. Bramex has not yet made such advance. In July 2005, Caspi Neft paid $3.0 million of the deferred amounts as they became due. The remaining $5.3 million which came due in July and an additional $2.7 million of interest and principal which came due in August were not paid. In September 2005, we received notice from the bank in Kazakhstan that the due dates for all unpaid installments of principal and interest had been extended until the regularly scheduled payment dates falling on or after October 18, 2005. The aggregate amount of principal and interest deferred until after October 18, 2005 was approximately $10.7 million. In connection with the proposed acquisition of Bramex, discussed above, we have agreed to repay the entire balance of principal and interest owed by Caspi Neft under the bank facilities, approximately $42 million, no later than December 23, 2005. The lender has indicated that it will further extend the due dates for all unpaid installments of principal and interest until the earlier of the closing date of the acquisition of Bramex or December 23, 2005. Until such formal extension is received, however, the lender may, although it has indicated that it does not intend to, accelerate the maturity of the entire loan balance. Accordingly, the entire balance outstanding under the $30 million credit facility has been included in current maturities of long-term debt in the accompanying consolidated balance sheet. We have been in discussions with several potential lenders with regard to refinancing the existing long-tem debt in its entirety. We expects to complete acquisition of Bramex and/or the refinancing of the current bank indebtedness of Caspi Neft by December 23, 2005, but there can be no assurance that any refinancing of the long-term debt will be successfully concluded.

We expect cash flow from operations to continue to increase and provide a portion of the funds needed to further develop the Field and repay debt. Such cash flow is dependent upon many factors, such as achieving and sustaining adequate production rates, oil prices, and other factors which may be beyond our control. We are currently discussing new financing alternatives with several financial institutions. If an agreement is not achieved for a sufficient level of new financing, we will have to reduce or suspend our capital program in order to fund operating expenses and debt service. We believe we will be successful in obtaining new financing to continue development of the Field in accordance with our current development plan. However, there can be no assurance that we will be successful, as many factors required to execute our plans are outside our control.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks is discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

Our consolidated financial statements include all of our subsidiaries. Our most significant subsidiary is Caspi Neft, which holds License 1557 and the related Exploration Contract for the South Alibek Field. The assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations at September 30, 2005.

The Company owns a 50% equity interest in SJSC Caspi Neft TME (“Caspi Neft”), the Company’s primary operating subsidiary in Kazakhstan and the entity which holds the license and exploration contract covering the South Alibek Field. The remaining 50% is owned by Bramex Management, Inc., successor in interest to Kazstroiproekt, Ltd. (“Bramex”). Based on the Company’s ability to exercise significant control over Caspi Neft, the Company believes that the most meaningful accounting treatment is to fully consolidate this entity, with the 50% share owned by Bramex reflected as minority interest.

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

Our oil and gas reserve data and estimated future net cash flows have been prepared assuming we are successful in obtaining a commercial production contract which will allow production for the expected 25-year term of the contract. The current maximum statutory royalty rate of 6%, as provided by new legislation which came into effect in 2004, has been used to calculate the government royalty. Production contracts are customarily awarded upon determination that the field is capable of commercial rates of production and that the applicant has complied with the other terms of its license and exploration contract. The Company has received approval from the government of Kazakhstan for a production contract covering a portion of the License area, and is proceeding with the steps required to complete the necessary documentation. The production contract is expected to be finalized by mid-November 2005. If we are not successful in obtaining a production contract, it would materially change our oil and gas reserve data and estimated future net cash flows.

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

Revenue Recognition

The Company sells its production in the international market on a contract basis. Revenue is recognized when the purchaser takes delivery of the oil. At the end of the period, oil that has been produced but not sold is recorded as inventory, which is offset by deferred revenue. Such inventory and deferred revenue are valued at the lower of cost or market.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. We also capitalized interest on our drilling rig during the time it was being prepared for its intended use. During the nine month periods ended September 30, 2005 and 2004, we capitalized $2.0 million and $3.6 million, respectively, of interest costs, which reduced our reported net interest expense, excluding amortization of debt financing costs and debt discount, to $2,118,678 and $529,418, respectively.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Internal Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006. Any impact on the Company’s consolidated results of operations and earnings per share will be dependent on the amount of any accounting changes or corrections of errors whenever recognized.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

The majority of our sales of crude oil prior to the third quarter of 2005 were based on prevailing local market prices at the time of sale. In August 2005, we began selling oil under new arrangements pursuant to which we receive substantially higher prices. Our future success is dependent on our being able to transport and market our production either within Kazakhstan or through export to international markets. Crude oil prices are subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control.

Interest Rate Risk

At September 30, 2005, the Company had total debt outstanding of $55.7 million. $31.1 million bears interest at a fixed rate of 15% per annum, $2.1 million bears interest at a fixed rate of 6% per annum and $22.5 million bears interest at a fixed rate of 10% per annum.

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

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will be realized. Important factors that could cause actual results to differ materially from the Company’s expectations (“cautionary statements”) include, but are not limited to, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Company’s assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and related products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which the Company or its subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of a continuing effort to improve our business processes, we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

PART II

Item 1.	Legal Proceedings

See Note 6 to the Notes to Unaudited Consolidated Financial Statements included in Part I, which is incorporated herein by reference. See also our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Item 2.	Changes in Securities and Use of Proceeds

As more fully discussed in Note of the Notes to Unaudited Consolidated Financial Statements included in Part I, the Company, in August 2005, issued convertible promissory notes (the “Convertible Notes”) in the original aggregate principal amount of $22,500,000. The Convertible Notes bear interest at a per annum rate of ten percent (10%) and mature on December 15, 2005 or the closing of an equity financing (other than an issuance of common stock pursuant to an underwritten public offering and certain other exceptions), whichever is earlier. In connection with the Convertible Notes, the Company issued detachable warrants to purchase 4,500,000 shares of the Company’s common stock at an exercise price equal to $2.40 per share. The warrants have a five year term, and beginning six months after the closing of the issuance of the Convertible Notes, the exercise price of the Warrants is subject to adjustment for issuances of common stock at a purchase price of less than the then-effective exercise price of the warrants.

Item 3.	Defaults upon Senior Securities

As more fully discussed in Notes 4 and 6 of the Notes to Unaudited Consolidated Financial Statements included in Part I, the Company is involved in legal proceedings and ceased making payments for a time related to the drilling rig.

Item 6.	Exhibits

Exhibit Number	Description	Incorporation by Reference

4.1	Amended and Restated 2003 Stock Compensation Plan	Form S-8 filed July 20, 2005

4.2	Form of Warrant for Common Stock	Form 8-K filed September 6, 2005

The Company and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Form of Subscription Agreement and Investment Representation for Common Stock	Form 8-K filed August 4, 2005

10.2	Convertible Promissory Note and Warrant Purchase Agreement dated August 30, 2005	Form 8-K filed September 6, 2005

10.3	Investor Rights Agreement dated August 30, 2005	Form 8-K filed September 6, 2005

10.4	Convertible Promissory Note Dated August 30, 2005	Form 8-K filed September 6, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration, Inc.

Date: November 9, 2005	/s/ Earl W. McNiel
Earl W. McNiel Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporation by Reference

4.1	Amended and Restated 2003 Stock Compensation Plan	Form S-8 filed July 20, 2005

4.2	Form of Warrant for Common Stock	Form 8-K filed September 6, 2005

The Company and its subsidiaries are parties to debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Form of Subscription Agreement and Investment Representation for Common Stock	Form 8-K filed August 4, 2005

10.2	Convertible Promissory Note and Warrant Purchase Agreement dated August 30, 2005	Form 8-K filed September 6, 2005

10.3	Investor Rights Agreement dated August 30, 2005	Form 8-K filed September 6, 2005

10.4	Convertible Promissory Note Dated August 30, 2005	Form 8-K filed September 6, 2005

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

32.1	Section 1350 Certification of Chief Executive Officer	Filed Herewith

32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith