Form 10-Q
period 2006-03-31
TRANSMERIDIAN EXPLORATION INC
filed 2006-05-09
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-50715

TRANSMERIDIAN EXPLORATION INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	76-0644935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

397 N. Sam Houston Pkwy E., Suite 300

Houston, Texas 77060

(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (281) 999-9091

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2006, the registrant had 90,073,430 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except preferred shares issued and par values)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,456	$34,444
Restricted cash	22,490	31,961
Accounts receivable	4,587	3,623
Crude oil inventory	1,819	1,626
Other current assets	125	51
Assets held for sale	3,000	3,000

Total current assets	43,477	74,705

Property and Equipment:
Property and equipment	243,703	230,719
Accumulated depreciation, depletion and amortization	(6,425)	(3,904)

Property and equipment, net	237,278	226,815

Other assets	12,008	12,473

	$292,763	$313,993

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,912	$2,246
Accrued liabilities	7,929	31,451

Total current liabilities	17,841	33,697

Long-term debt, net of discount of $25,252, and $26,593	224,748	223,407
Other long term liabilities	186	186
Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000 shares authorized, 1,472.167 and 1,547.714 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 89,009 and 87,128 issued and outstanding	53	52
Additional paid-in capital	100,610	94,337
Accumulated deficit	(50,675)	(37,686)

Total stockholders’ equity	49,988	56,703

	$292,763	$313,993

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue from oil sales, net	$2,842	$1,154

Operating costs and expenses:
Exploration expense	256	—
Depreciation, depletion and amortization	2,522	200
Transportation expense	224	—
Operating and administrative expense – Kazakhstan	1,724	1,537
General and administrative expense – Houston	2,324	1,122

Total operating costs and expenses	7,050	2,859

Operating loss	(4,208)	(1,705)

Other income (expense):
Interest income	445	37
Interest expense, net of capitalized interest	(8,998)	(692)
Other income	14	—

Total other income (expense)	(8,539)	(655)

Loss before minority interest	(12,747)	(2,360)
Minority interest	—	508

Net loss	(12,747)	(1,852)
Preferred dividends	(243)	(278)

Net loss attributable to common stockholders	$(12,990)	$(2,130)

Basic and diluted loss per share	$(0.15)	$(0.03)

Weighted average common shares outstanding; basic and diluted	88,208	79,994

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net loss	$(12,747)	$(1,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,522	200
Amortization of debt financing costs	633	240
Debt discount amortization	1,341	—
Stock-based compensation expense	1,268	385
Minority interest	—	(508)
Increase in accounts receivable	(964)	(40)
Increase in crude oil inventory	(193)	(267)
Increase in other current assets	(74)	(17)
Increase in other assets	(168)	(500)
Increase in accounts payable	7,666	494
Increase (decrease) in accrued liabilities	(18,764)	429

Net cash used in operating activities	(19,480)	(1,436)

Investing Activities:
Capital expenditures	(12,984)	(2,707)

Net cash used in investing activities	(12,984)	(2,707)

Financing Activities:
Repayments of long-term debt	—	(508)
Proceeds from sale of preferred stock	—	(750)
Proceeds from exercise of stock options	(8)	7
Proceeds from exercise of warrants	13	—
Decrease in restricted cash	9,471	—

Net cash provided by financing activities	9,476	(1,251)

Net decrease in cash and cash equivalents	(22,988)	(5,394)
Cash and cash equivalents, beginning of period	34,444	16,746

Cash and cash equivalents, end of period	$11,456	$11,352

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash paid for:
Interest	$7,752	$38
Interest capitalized (non-cash)	(478)	(796)
Income taxes	—	—

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of carried working Interest	$5,000	$—
Accrued and unpaid dividends on convertible preferred stock	243	278

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of Transmeridian Exploration Incorporated and subsidiaries (“we”, “our” or “us”) included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Prior period amounts primarily related to accounts payable and accrued liabilities have been reclassified to conform to the current period presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

We conduct our operations through a wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license and Exploration Contract covering the South Alibek Field (the “Field”) in Kazakhstan. Prior to February 2004, we owned 100% of Caspi Neft. From February 2004 to December 2005, 50% of Caspi Neft was owned by Bramex Management, Inc. (“Bramex”). In December 2005, we reacquired 100% of Caspi Neft. We continued to exercise significant control over Caspi Neft after Bramex acquired 50% of Caspi Neft in February 2004 and accordingly, believe the most meaningful accounting treatment was to fully consolidate Caspi Neft with the 50% share owned by Bramex reflected as a minority interest.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standard (“SFAS”) No. 123, Share-Based Payment (“SFAS 123R”). As we had been previously accounting for our employee stock-based compensation using the fair value method prescribed in SFAS No. 123, the adoption of SFAS No. 123R on January 1, 2006, resulted in the need for us to estimate expected forfeitures of equity or liability instruments, taking into consideration types of awards, employee class and historical experience. Based upon these factors, we believe the expected forfeiture rate to be extremely low, accordingly, the impact on our consolidated financial statements is immaterial and no cumulative effect adjustment has been recorded.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statement No. 133 and 140. SFAS No.155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. In addition, SFAS No.155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We will adopt SFAS No. 155 on January 1, 2007, and we do not expect this standard to have a material impact on our consolidated financial statements.

Note 2. Stockholders’ Equity

The Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) has a liquidation value of $14,000 per share and is convertible at the holders’ option into common stock at a conversion price of $1.40 per share, subject to adjustments in certain circumstances. In July 2006, the Series A Preferred will automatically convert into the common stock of the Company at the conversion price of $1.40 per share (subject to adjustments) if the common stock trades at a price equal to or greater than $4.15 per share for twenty consecutive trading days and the average daily trading volume of our common stock during such period exceeds 200,000 shares, subject to the applicable ownership limitations. In the event a holder is prohibited from converting into common stock due to the 4.999% ownership limitation, the excess portion of the Series A Preferred remains outstanding, but ceases to accrue a dividend. During the first quarter of 2006, 75.547 shares of Series A Preferred stock were converted into 755,470 shares of common stock.

Note 3. Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding excludes 12,309,383 and 1,770,698 common shares for the three months ended March 31, 2006 and 2005 respectively, issuable pursuant to convertible preferred stock, notes payable and outstanding stock options and warrants because their effect is anti-dilutive. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Note 4. Income Taxes

We account for income taxes pursuant to SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax assets or income tax benefits from the net deferred tax assets for the three months ended March 31, 2006 and 2005 because we do not believe the future realization of these assets is more likely than not to occur.

Note 5. Commitments and Contingencies

We are subject, through our subsidiary Caspi Neft, to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the Field in Kazakhstan. In connection with the Exploration Contract, we committed to spend approximately $18.0 million on development of the Field through April 2005, which has been satisfied. In connection with the granting of a two-year extension of the Exploration Contract through April 2007, we have committed to spend an additional $30.6 million on development of the Field. We expect that we will meet the additional spending commitments required by the extension.

Purchase commitments are made from time to time in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Note 6. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Oil and gas properties, successful efforts method	$243,099	$230,139
Transportation equipment	240	240
Office and technology equipment	364	340

	243,703	230,719
Accumulated depreciation, depletion and amortization	(6,425)	(3,904)

Property and equipment, net	$237,278	$226,815

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended March 31, 2006 and 2005, we capitalized approximately $478,000 and $796,000, respectively, of interest costs.

Other Assets

Other assets at March 31, 2006 and December 31, 2005, consisted of debt financing costs, net of amortization, of $12.0 million and $12.5 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Interest	$1,333	$1,583
Salaries and bonus	86	1,032
Acquisition costs	1,125	21,450
Preferred stock registration costs	2,035	2,035
Rig lawsuit settlement	—	1,961
Rig rentals	2,738	2,738
Preferred dividends	487	244
Other	125	408

Total accrued liabilities	$7,929	$31,451

Note 7. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months ended March 31, 2006 and 2005, substantially all of our results of operations consisted of revenues, operating, general and administrative, and other costs associated with our operations in Kazakhstan.

For the three months ended March 31, 2006, three customers accounted for approximately 63%, 23% and 12%, respectively, of consolidated revenues. Two customers accounted for approximately 52% and 48%, respectively, of consolidated revenues for the three months ended March 31, 2005.

Note 8. Subsidiary Guarantors (Unaudited)

In December 2005, Transmeridian Exploration Inc., a wholly-owned subsidiary (the “Issuer”), issued 250,000 Units, consisting of (i) $250 million principal amount of senior secured notes due 2010 and (ii) warrants to purchase approximately 17.3 million shares of our common stock. We and all of our material subsidiaries fully and unconditionally guaranteed the senior secured notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. As previously disclosed in 2005 and prior years, substantially all of our assets are located in Kazakhstan and substantially all of the results of operations consisted of revenue, operating, general and administrative and other costs associated with the operations of our subsidiary, Caspi Neft, in Kazakhstan. Accordingly, there was no requirement for condensed consolidating financial information and the first quarter of 2005 is not presented herein due to lack of comparability and the information is not material for evaluation of the sufficiency of the guarantee and the omission of the information does not cause the financials to be inaccurate in reasonable detail. The following is condensed consolidating financial information for the parent, the Issuer and the subsidiary guarantors of the senior secured notes:

Condensed Consolidating Balance Sheet:

	Three Months Ended March 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
Cash and cash equivalents	$8,376	$24,217	$1,353	$—	$33,946
Other current assets	2,656	—	6,875	—	9,531

Total current assets	11,032	24,217	8,228	—	43,477
Property and equipment, net	343	—	236,935	—	237,278
Investment in and advances to subsidiaries	—	143,166	(134,083)	(9,083)	—
Other assets	46,432	47,958	—	(82,382)	12,008

	$57,807	$215,341	$111,080	$(91,465)	$292,763

Total current liabilities	$3,025	$2,553	$12,263	$—	$17,841
Debt	—	224,748	31,000	(31,000)	224,748
Other long-term liabilities	—	—	186	—	186
Stockholder’s Equity	54,782	(11,960)	67,631	(60,465)	49,988

	$57,807	$215,341	$111,080	$(91,465)	$292,763

Condensed Consolidating Statement of Operations:

	Three Months Ended March 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Consolidated
	(In thousands)
Revenue	$—	$(95)	$2,937	$2,842
Operating costs and expenses	2,332	16	4,702	7,050

Operating loss (loss)	(2,332)	(111)	(1,765)	(4,208)
Other income (expense)	111	(9,142)	492	(8,539)

Net loss	(2,221)	(9,253)	(1,273)	(12,747)
Preferred dividends	(243)	—	—	(243)

Net loss attributable to common stockholders	$(2,464)	$(9,253)	$(1,273)	$(12,990)

Condensed Consolidating Statement of Cash Flow:

	Three Months Ended March 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Consolidated
	(In thousands)
Net cash used in operating activities	$(4,000)	$(23,205)	$7,725	$(19,480)
Net cash used in investing activities	(9)	—	(12,975)	(12,984)
Net cash provided by financing activities	(6,803)	9,682	6,597	9,476

Net increase (decrease) in cash	(10,812)	(13,523)	1,347	(22,988)
Cash and cash equivalents, beginning of the period	$19,188	$15,250	$6	$34,444

Cash and cash equivalents, end of the period	$8,376	$1,727	$1,353	$11,456

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses material changes in our financial condition and results of operations during the three month periods ended March 31, 2006 and 2005.

Management’s primary goals for 2006 include:

•	accelerating development of the South Alibek Field (the “Field”) by increasing the number of drilling rugs under operation from one to at least five;

•	optimizing completions of the existing wells in the Field to maximize production from those wells;

•	continuing to improve the price received for our oil sales;

•	completing production and treatment facilities; and

•	connecting to the regional pipeline system.

Current Activities

Kazakhstan experienced extremely cold, subzero temperatures during that first quarter of 2006 that hampered our drilling operations, workover program and production of crude oil. During the first quarter of 2006 we spudded two wells, the SA-11 and the SA-12, in January and February, respectively. The SA-11 reached target depth in late April and the SA-12 reached target depth in early May. Both wells are currently awaiting completion and we expect to place them on production in late May. We have resumed our workover program and are currently deploying a newly contracted completion/workover rig. In April 2006, we signed contracts for three additional drilling rigs and the completion/workover rig for the accelerated development of the Field. The first drilling rig is expected to arrive in mid-May and the other two drilling rigs in June and August, respectively.

Production from existing wells has been constrained by the lack of a central production facility. We engaged a leading international engineering company in February 2006 to inspect and submit a plan to complete the production facilities. This has been accomplished, and construction work on the production facility has resumed. We anticipate the facility will be commissioned by the fourth quarter. We have also taken steps to de-bottleneck the temporary facilities to allow for increased production in the interim.

Results of Operations

The following table presents selected operational and financial data for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005
Revenue, net (in thousands)	$2,842	$1,154
Number of barrels sold	99,491	68,525
Average price per barrel	$30.05	$17.25
Production (barrels)	103,848	74,102
Average daily production (barrels)	1,154	823
Average number of producing wells	5.24	2.48

Oil production and revenue

Revenue for the three months ended March 31, 2006 increased $1.7 million over the comparable period of 2005 due to the combination of increased sales volume and average sales price per barrel. Beginning in August 2005 we were able to sell oil in the export market in addition to the local domestic market, thus recognizing a higher average price. In the first quarter of 2006, approximately 47% of our sales, or 46,341 barrels (“Bbl”), were in the export market at an average price of $40.57 per Bbl, while 53% of sales were in the local domestic market at an average price of $20.88 per Bbl. The last price we received in March 2006 was $42.06 per Bbl. The higher volumes sold and produced were driven by the increase in the average number of producing wells in the first quarter of 2006 as compared to the same period of 2005.

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploration wells, is recorded as expense in the period incurred under the successful efforts method of accounting. During the first quarter of 2006, we incurred $256,000 of exploration expenses, primarily associated with the geological interpretations of data for the Field.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under units of production method, following the successful efforts method of accounting. For the first quarter of 2006, DD&A of oil and gas properties was $2.1million, or $20.45 per Bbl, as compared to $178,000 or $2.59 per Bbl for the first quarter of 2005. The increase is primarily a result of the change in classification of reserves attributable to the KT1 reservoir to “proved undeveloped” from “proved developed behind pipe,” due to a change in the assumed field development plan. Under the revised plan, separate wells will be drilled to produce reserves in the KT1, rather than “dual-completing wells to produce from both the KT2 and KT1 reservoirs simultaneously. As a result, beginning in the fourth quarter of 2005, reserves in the KT1, which account for approximately 50% of our total “proved” reserves as of December 31, 2005, have been excluded from the total reserve base currently being depleted. Costs incurred are now spread over a substantially smaller number of Bbls until such time as additional wells are drilled and reserves, in either the KT1 or KT2 reservoirs, are classified as “proved developed.” In addition, we had an average of 5.2 producing wells in the first quarter of 2006 compared to 2.5 producing wells in the first quarter of 2005.

Non-oil and gas property DD&A for the three month period ended March 31, 2006 was $114,000, as compared to $22,000, for the comparable period in 2005. The increase is due to additions of transportation and other equipment in Kazakhstan.

Transportation expense

For the three month period ended March 31, 2006, transportation and storage costs were $224,000, or $2.16 per Bbl produced. For the three month period ended March 31, 2005, there were no transportation and storage costs as export sales did not begin until the second quarter of 2005 and prior to that time, all sales were made at the field.

During the third quarter of 2005, we began incurring transportation and storage costs relating to the transport of our oil to a nearby rail terminal for sale and export. When the treating facilities and pipeline pump station are operational, expected in late 2006, we plan to deliver crude oil production directly into the regional pipeline system, which should result in a significant improvement in sales pricing for our crude oil. While transportation costs will increase, the prices received for pipeline sales should be much closer to prevailing world oil prices than our current sales arrangements

Operating and administrative expense - Kazakhstan

For the three month period ended March 31, 2006, operating and administrative expense in Kazakhstan was $1.7 million, as compared to $1.5 million for the same period in 2005. The increases between years are primarily a result of increased personnel costs and activity levels due to our exploration, development and production program of the Field.

General and administrative expense - Houston

For the three month period ended March 31, 2006, general and administrative expense in Houston was $2.3 million, as compared to $1.1 million for the three month period ended March 31, 2005. The increase in 2006 is primarily due to the increased costs associated with our audit and Sarbanes-Oxley compliance, the increase in stock-based compensation expense recognized in the period related to employee stock options and restricted stock grants and the addition of new corporate staff.

Interest expense

Interest expense, net of capitalized interest of $478,000, for the three month period ended March 31, 2006 was $9.0 million, as compared to $692,000 for the three month period ended March 31, 2005. The increase in interest expense is primarily due to increased debt levels between the periods, as well as the recognition in interest expense of the amortization of both the capitalized financing costs that were incurred and the debt discount that was recorded in December 2005 in connection with our units offering.

Liquidity and Capital Resources

For the three months ended March 31, 2006 and 2005, our ongoing capital expenditures were $13.0 million and $2.7 million, respectively. Our primary sources of funding have been our private placement of senior secured notes due 2010 and warrants to purchase shares of common stock (as described in more detail below), private placements of common and preferred stock and borrowings under credit facilities with a Kazakhstan bank. The total capitalized cost attributable to the Field as of March 31, 2006 was $243.1million, which includes $13.0 million of capitalized interest.

In December 2005, we and one of our wholly-owned subsidiaries, Transmeridian Exploration Inc. (“TEI”), issued in a private placement 250,000 units (the “Units”) consisting of (i) $250 million principal amount of TEI’s senior secured notes due 2010 (the “Notes”) and (ii) warrants to purchase in the aggregate approximately 17.3 million shares of our common stock (the “Warrants”). The Units were issued and sold for a purchase price of $1,000 per Unit. Each Unit consists of $1,000 principal amount of Notes and 69.054 Warrants to purchase an equal number of shares of our common stock. The Notes, which will mature on December 15, 2010, bear interest at the rate of 12% per annum. Interest on the Notes is payable quarterly on March 15, June 15, September 15 and December 15, beginning on March 15, 2006, and at maturity. The first year of interest payments were escrowed and are recorded as restricted cash on the consolidated balance sheet as of March 31, 2006 and December 31, 2005.

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

The net proceeds from the private placement of the Units of $237.4 million, after expenses, were used to fund the acquisition of Bramex Management, Inc. (“Bramex”) and the 10% carried working interest in the Field held by Kornerstone Investment Group Ltd., to retire the existing bank credit facility indebtedness of our wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), to repay other existing indebtedness and related accrued interest and to pre-fund the first year of interest payments of $30 million on the Notes.

Management expects cash flow from operations to increase throughout 2006 and, together with the excess proceeds from the private placement of Units discussed above, to provide a portion of the funds needed to pursue our accelerated development plan for the Field and repay debt. Increased cash flow is dependent upon many factors, including achieving and sustaining adequate production rates, oil prices and other factors that may be beyond our control. We are currently in the process of contracting additional drilling rigs to further accelerate development of the Field. If we are unable to secure sufficient additional funds, or if production and cash flows do not increase sufficiently, we may not be able to develop the Field on an accelerated basis and may have to reduce significantly our capital program in order to fund operating expenses.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include our accounts and our majority-owned or controlled subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Our operations are conducted through our wholly-owned subsidiary, Caspi Neft, an open joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license and exploration contract covering the Field in Kazakhstan. From February 2004 to December 2005, 50% of Caspi Neft was owned by Bramex. In December 2005, we acquired all of the issued and outstanding shares of Bramex and, thus, now own 100% of Caspi Neft. We continued to exercise significant control over Caspi Neft after Bramex exercised its option to acquire 50% of Caspi Neft in February 2004 and accordingly, believed the most meaningful accounting treatment was to fully consolidate Caspi Neft with the 50% share owned by Bramex reflected as a minority interest. The assets and results of operations of Caspi Neft represent substantially all of our consolidated assets and operations.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. This accounting method has a pervasive effect on our reported financial position and results of operations.

Revenue Recognition

We sell our production both in the export and domestic market on a contract basis. Revenue is recognized when the purchaser takes delivery of the oil. At the end of the period, oil that has been produced but not sold is recorded as inventory valued at the lower of cost or market. Cost is determined on a weighted average basis based on production costs.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended March 31, 2006 and 2005, we capitalized approximately $478,000 and $796,000, respectively, of interest costs, which reduced our reported net interest expense, excluding amortization of debt financing costs and debt discount, to $7,502,000 and $692,000.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standard (“SFAS”) No. 123, Share-Based Payment (“123R”). As we had been previously accounting for our employee stock-based compensation using the fair value method prescribed in SFAS No. 123, the adoption of SFAS No. 123R on January 1, 2006, resulted in the need for us to estimate expected forfeitures of equity or liability instruments, taking into consideration types of awards, employee class and historical experience. Based upon these factors, we believe the expected forfeiture rate to be extremely low, accordingly, the impact on our consolidated financial statements is immaterial and no cumulative effect adjustment is recorded.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statement No. 133 and 140”. SFAS No.155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. In addition, SFAS No.155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We will adopt SFAS No. 155 on January 1, 2007, and we do not expect this standard to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our revenues and results of operations depend primarily upon the prices we receive for the oil that we sell. Historically, crude oil prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Crude oil prices are likely to continue to be volatile and this volatility makes it difficult to predict future oil price movements with any certainty. Any declines in oil prices would reduce our revenues, and could also reduce the amount of oil that we can produce economically. As a result, this could have a material adverse effect on our business, financial condition and results of operations. Our first quarter 2006 crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation and quality.

Interest Rate Risk

At March 31, 2006, the Company had total debt outstanding of $224.7 million, net of unamortized debt discount of $25.3 million. The debt bears interest at a fixed rate of 12% per annum and the first year’s interest payments have been escrowed.

Foreign Currency Risk

Our functional currency is the U.S. dollar. The financial statements of our foreign subsidiaries are measured in U.S. dollars. Accordingly, transaction costs for the conversion to various currencies for foreign operations are recognized in the consolidated financial statements at the time of each transaction.

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized. Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) include, but are not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and related products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of oilfield equipment, goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and elsewhere included in our Annual Report on Form 10-K for the year ended December 31, 2005. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of March 31, 2006 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2005 (“Annual Report”), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 as more fully described in Item 9A of our Annual Report. Based on that assessment, management identified a material weakness in our internal controls. The material weakness was our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise to enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. This control deficiency resulted in us recording certain adjustments prior to the issuance of our consolidated financial statements. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005.

To address the issues associated with the material weakness, we have made changes in our internal controls over financial reporting in 2005 and in 2006 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made since late 2005 and through the date of this quarterly report include, among others:

•	appointing a new Vice President and Chief Accounting Officer, effective September 2005;

•	appointing a new Vice President, General Counsel and Secretary in January 2006;

•	retaining an outside consulting firm to assist us in the evaluation and testing of our internal control system. In the course of this work we have identified improvement opportunities related to our accounting and financial reporting processes and we are currently evaluating the impact and how best to implement these opportunities;

•	retaining an outside accounting firm to assist us in the preparation of complex tax calculations and disclosures related to our public filings and to prepare tax records and returns; and

•	commencing a search for additional, qualified accounting personnel with the appropriate technical expertise.

Although these organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions, many of the initiatives were either recently initiated or are being further refined and enhanced as of March 31, 2006. As a result, they were not considered effective in remediating the material weakness as of that date. We will continue our efforts to improve our control environment and to focus on:

•	improving our organizational structure to help achieve the proper number and quality of our accounting and finance personnel;

•	refining our period-end financial reporting processes to improve the quality and timeliness of our financial information; and

•	improving our processes and systems to help ensure that our financial reporting, operational and business requirements are met in a timely manner.

Except as described above and in our Annual Report, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of this report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

/s/ Earl W. McNiel
Date: May 9, 2006	Earl W. McNiel Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of this report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.