Form 10-K/A
period 2005-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2006-05-30
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $119.9 million on June 30, 2005 based upon the closing sale price of common stock on such date of $2.12 per share on the American Stock Exchange. As of May 25, 2006, the registrant had 90,612,752 shares of common stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 1 to the Annual Report on Form 10-K of Transmeridian Exploration Incorporated for the fiscal year ended December 31, 2005 is being filed to respond to comments received by the Company from the Commission’s Staff with respect to the Company’s disclosures under Item 1A (Risk Factors) and Item 9A (Controls and Procedures). Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text of Items 1A and 9A and also includes new certifications pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. This Amendment No. 1 also updates certain information set forth under Item 1A (Risk Factors), and reflects other nonsubstantive changes to the disclosures under Item 1A (Risk Factors), of the Company’s originally-filed Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

i

PART I

Item 1A.	Risk Factors

We have a history of losses.

We have a history of losses. We incurred net losses of $5.7 million, $3.8 million and $20.5 million for the years ended December 31, 2003, 2004 and 2005, respectively, and a net loss of $12.8 million for the three months ended March 31, 2006. Our results of operations in the future will depend on many factors, but largely on our ability to execute our exploration and development program and successfully market our current and future production. Our failure to achieve profitability in the future could adversely affect our ability to raise additional capital and, accordingly, our ability to grow our business.

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

We are subject to the operating risks normally associated with the exploration, development and production of oil and gas, including well blowouts, cratering and explosions, pipe failure, fires, geological formations with abnormal pressures, uncontrollable flows of oil, natural gas, brine or well fluids, and other environmental hazards and risks. Moreover, our drilling operations involve risks from high pressures in geological formations and from mechanical difficulties such as stuck pipe, collapsed casing and separated cable. If any of these risks occurs, we could sustain substantial losses as a result of:

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

The timing of both the production from our properties and the expenses we incur from the development and production of our properties will affect both the timing of the actual future net cash flows from our proved reserves and their present value. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most accurate discount factor. The effective interest rate at various times and the risks associated with our business or the oil and gas industry in general will affect the accuracy of the 10% discount factor.

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

As of May 22, 2006, approval of one remaining government ministry was still pending. Once this final approval is obtained, the production contract will need to be signed by the prime minister, at which time it will be effective. We believe that this approval will be obtained and the production contract signed during the first half of 2006. However, there can be no assurance that we will be successful in finalizing the production contract by such time or at all. If we are unable to finalize the production contract in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.

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

In connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, we concluded that, as of December 31, 2005, we did not maintain effective internal control over our financial reporting due to a material weakness resulting from lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise to enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. This control deficiency resulted in us recording certain accounting adjustments prior to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2005.

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

We have taken, and are currently taking, steps to remedy this material weakness. The steps taken since late 2005 include, among others, (i) our appointment of a new chief accounting officer, (ii) our appointment of a new general counsel, (iii) our retention of an outside consulting firm to assist us in the evaluation and testing of our internal control system, (iv) our retention of an outside accounting firm to assist us in the preparation of complex tax calculations and disclosures and to prepare tax records and returns and (v) our recent hiring of an additional certified public accountant who will assist with the preparation of required SEC disclosures and with our internal financial reporting. For further information, see Item 9A, “Controls and Procedures—Corporate Disclosure Controls—Changes in Internal Controls.”

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

PART II

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that assessment, identified a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. The material weakness was our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise to enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. This control deficiency resulted in us recording certain adjustments prior to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2005. Because of the material weakness, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria set forth in the COSO Framework.

Changes in Internal Controls

To address the issues associated with the material weakness, management has been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made since late 2005 include, among others:

•	we appointed a new Vice President and Chief Accounting Officer, effective September 2005;

•	we appointed a new Vice President, General Counsel and Secretary in January 2006;

•	we retained an outside consulting firm in the fourth quarter of 2005 to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting and financial reporting processes in order to streamline and improve the efficiency of these processes;

•	we retained an outside accounting firm in the first quarter of 2006 to assist us in the preparation of complex tax calculations and disclosures related to our public filings and to prepare tax records and returns; and

•	we have hired an additional certified public accountant, who will join the company in June 2006, to assist with the preparation of required SEC disclosures and with our internal financial reporting requirements.

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

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Houston, Texas

March 16, 2006

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

TRANSMERIDIAN EXPLORATION INCORPORATED

/S/ EARL W. MCNIEL
Earl W. McNiel Vice President and Chief Financial Officer

Date: May 26, 2006

S-1

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form SB-2 filed with the Commission as of March 15, 2001 and incorporated by reference herein)

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission as of March 15, 2001 and incorporated by reference herein)

3.3	Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 12, 2004 and filed with the Commission on November 15, 2004 and incorporated by reference herein)

4.1	Indenture, dated as of December 12, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated by reference herein)

4.2	First Supplemental Indenture, dated as of December 22, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the Commission on March 13, 2006 and incorporated by reference herein)

4.3	Form of Senior Secured Note due 2010 (included as part of Exhibit 4.1)

4.4	Form of Registration Rights Agreement, dated as of December 12, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated and each of the purchasers party thereto (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated by reference herein)

4.5	Form of Purchase Agreement, dated as of December 12, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated and each of the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated by reference herein)

10.1	Share Sale and Purchase Agreement, dated as of October 14, 2005, by and between Transmeridian Exploration Inc. and Seeria Alliance Ltd. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.2	Deed of Amendment, by and between Transmeridian Exploration Inc. and Seeria Alliance Ltd., dated as of December 12, 2005, relating to the Share Sale and Purchase Agreement, dated as of October 14, 2005, by and between Transmeridian Exploration Inc. and Seeria Alliance Ltd. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.3	Escrow Agreement, dated as of December 12, 2005, by and between Transmeridian Exploration Inc. and The Bank of New York, as Escrow Agent and Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated by reference herein)

10.4	Pledge Agreement, dated as of December 12, 2005, by and between Transmeridian Exploration Incorporated and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated by reference herein)

10.5	Pledge Agreement, dated as of December 22, 2005, by and between Transmeridian Exploration Inc. and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

Exhibit Number	Description
10.6	Warrant Agreement, dated as of December 12, 2005, by and between the Company and The Bank of New York, as Warrant Agent (including form of Warrant Certificate) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 16, 2005 and incorporated by reference herein)

10.7	Purchase Agreement, dated as of December 12, 2005, by and between Transmeridian Exploration Inc. and Kornerstone Investment Group, Ltd. (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.8	Registration Rights Agreement, dated as of December 12, 2005, by and between the Company and Kornerstone Investment Group, Ltd. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.9	Conditional Share Transfer Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.10	Share Encumbrance and Pledge Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and TuranAlem Securities JSC (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.11	Securities Agency Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc., JSC TuranAlem Securities and The Bank of New York (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.12	Agreement for Brokerage Services, dated as of January 23, 2006, by and between Transmeridian Exploration Inc. and “VISOR Investment Solutions” Joint Stock Company (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.13	Agreement for Brokerage Services, dated as of January 23, 2006, by and between Bramex Management, Inc. and “VISOR Investment Solutions” Joint Stock Company (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

10.14	Form of Convertible Promissory Note and Warrant Purchase Agreement, dated as of August 30, 2005, by and among the Company and each of the investors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2005 and incorporated by reference herein)

10.15	Form of Investor Rights Agreement, dated as of August 30, 2005, by and among the Company and each of the investors party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 6, 2005 and incorporated by reference herein)

10.16	Form of Convertible Promissory Note, dated as of August 30, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 6, 2005 and incorporated by reference herein)

10.17	Form of Warrant, dated as of August 30, 2005 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 6, 2005 and incorporated by reference herein)

10.18	Form of Subscription Agreement and Investment Representation, by and between the Company and each of the investors party thereto (relating to the Company’s July 2005 private placement under Regulation S of common stock) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 4, 2005 and incorporated by reference herein)

Exhibit Number	Description
10.19	Investor Rights Agreement, dated as of November 12, 2004, by and among the Company and each of the purchasers party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 15, 2004 and incorporated by reference herein)

10.20	Preferred Stock and Warrant Purchase Agreement, dated as of November 12, 2004, by and among the Company and each of the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2004 and incorporated by reference herein)

10.21	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 15, 2004 and incorporated by reference herein)

10.22	Amended and Restated 2003 Stock Compensation Plan of the Company (filed as Exhibit 4.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 20, 2005 and incorporated by reference herein)

10.23	2001 Incentive Stock Option Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 28, 2003 and incorporated by reference herein)

10.24	Exploration Contract, dated as of March 7, 2000, with respect to the South Alibek Field (filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 15, 2001 and incorporated by reference herein)

10.25	License 1557 from the Government of the Republic of Kazakhstan with respect to the South Alibek Field, dated as of April 29, 1999 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 15, 2001 and incorporated by reference herein)

14.1	Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated by reference herein)

16.1	Letter from John A. Braden & Co., P.C., dated October 25, 2005, to the Office of the Chief Accountant, Securities and Exchange Commission (filed as Exhibit 16.1 to Amendment No. 1 to the Company’s Current Report on Form 8-K dated October 25, 2005 and incorporated by reference herein)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

23.1	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

23.2	Consent of John A. Braden & Company, P.C. (filed as Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

23.3	Consent of Ryder Scott Company (independent reserve engineers) (filed as Exhibit 23.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Commission on March 16, 2006 and incorporated by reference herein)

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1†	Section 1350 Certification of Chief Executive Officer

32.2†	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.