Form 10-K/A
period 2005-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2006-06-12
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $119.9 million on June 30, 2005 based upon the closing sale price of common stock on such date of $2.12 per share on the American Stock Exchange. As of May 31, 2006, the registrant had 92,745,934 shares of common stock issued and outstanding.

EXPLANATORY NOTE: This Amendment No. 2 to the Annual Report on Form 10-K of Transmeridian Exploration Incorporated for the fiscal year ended December 31, 2005 is being filed to respond to additional comments received by the Company from the Commission’s Staff with respect to the Company’s disclosures under Item 9A (Controls and Procedures). Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text of Item 9A and also includes new certifications pursuant to Rules 13a-14(a)/15d-14(a) and Rules 13a-14(b)/15d-14(b) under the Exchange Act. This Amendment No. 2 also updates certain information set forth under (and sets forth the complete text of) Item 1A (Risk Factors) of the Company’s originally-filed Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended by Amendment No. 1 thereto filed with the Commission on May 30, 2006.

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

As of June 9, 2006, approval of one remaining government ministry was still pending. Once this final approval is obtained, the production contract will need to be signed by the prime minister, at which time it will be effective. We believe that this approval will be obtained and the production contract signed during the third quarter of 2006. However, there can be no assurance that we will be successful in finalizing the production contract by such time or at all. If we are unable to finalize the production contract in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.

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

PART II

Item 9A.    Controls and Procedures

Corporate Disclosure Controls

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures as of December 31, 2005 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we performed additional analysis and other post-closing procedures as described below in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that assessment, we identified a material weakness in our internal control over financial reporting as of December 31, 2005. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. The material weakness was our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise to enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. This control deficiency resulted in us recording certain adjustments prior to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2005. Because of the material weakness, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria set forth in the COSO Framework.

As a result of the material weakness, our management performed additional analysis and other post-closing procedures in an effort to ensure that our consolidated financial statements for the fiscal year ended December 31, 2005 were prepared in accordance with generally accepted accounting principles. This additional analysis and other post-closing procedures included:

•	a re-review of all of our major transactions in fiscal year 2005, particularly those occurring in the fourth quarter, so as to ensure the proper recording of, accounting for, and disclosures with respect to, such transactions; these transactions included: (i) our acquisition in December 2005 of 100% of the authorized and issued shares of Bramex Management, Inc., the owner of 50% of JSC Caspi Neft TME, our principal operating subsidiary; (ii) the acquisition in December 2005 of the 10% carried working interest in the South Alibek Field owned by Kornerstone Investment Group, Ltd.; and (iii) the December 2005 private placement by the company and a wholly-owned subsidiary of the company of 250,000 “units” consisting of (1) $250 million principal amount of the subsidiary’s senior secured notes due 2010 and (2) warrants to purchase in the aggregate approximately 17.3 million shares of the company’s common stock;

•	a re-review of calculations generated from our spreadsheets and models, such as depletion and stock-based compensation, that are then recorded in our books and records to ensure that such amounts were materially correct and appropriately recorded;

•	a re-review of our period-end checklists to ensure all appropriate disclosures have been made; and

•	in a strategic decision reached in the first quarter of 2006, but before our consolidated financial statements for the fiscal year ended December 31, 2005 were released, we agreed to dispose of a company-owned drilling rig; an impairment charge writing the value of the rig down to the estimated net proceeds and reclassifying the net book value of the rig as a current asset held for sale was recorded as of December 31, 2005.

We will continue to (i) review all major transactions as they occur to ensure they are properly recorded in accordance with generally accepted accounting principles; (ii) prepare period-end accounting and disclosure checklists; and (iii) review spreadsheet calculations of items that are recorded in our books and records as part of our normal financial closing and reporting process. We believe these procedures are necessary for effective internal control over financial reporting.

Changes in Internal Controls

To address the issues associated with the material weakness, our management has been implementing and will continue to implement changes that are both organizational and process-focused to improve our internal control environment. Since late 2005, we have made the following changes, among others:

•	we appointed a new Vice President and Chief Accounting Officer, effective September 2005;

•	we appointed a new Vice President, General Counsel and Secretary in January 2006;

•	we retained an outside independent consulting firm (unaffiliated with our independent auditors) in the fourth quarter of 2005 to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting and financial reporting processes in order to streamline and improve the efficiency of these processes;

•	related thereto, in the course of updating our documentation of our work flow processes and internal controls, our management identified (i) activities and procedures in areas that may be modified, simplified or deleted to allow for a more efficient processing of information and (ii) features in our software that may allow our management to automate current manual processes; we are currently evaluating these potential improvement opportunities to determine which can be implemented in a cost-effective and efficient manner, and we intend to review our work flow processes on an on-going basis to identify, analyze and implement, as appropriate, process improvement opportunities;

•	we also retained an outside independent accounting firm (unaffiliated with our independent auditors) in the first quarter of 2006 to (i) assist us in the preparation of complex tax calculations and disclosures related to our public filings (e.g., accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109), (ii) assist us in the development and implementation of a reporting process to obtain the information for such disclosures in a timely and efficient manner and (iii) prepare tax records and returns; and

•	we have hired an additional certified public accountant, who joined the company in June 2006, to assist with the preparation of required SEC disclosures and with our internal financial reporting requirements; this new employee will also assist in the interpretation and application of new accounting standards and the effect of such standards on our financial reporting; our management will continue to evaluate our accounting function with respect to the number of personnel needed and determine whether our requirements are best satisfied through the hiring of internal personnel on a full-time or part-time basis, outsourcing or a combination thereof.

These organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions. We will continue our efforts to improve our control environment and will continue to focus on:

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

As are described above, there have been changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSMERIDIAN EXPLORATION INCORPORATED

/S/ NICOLAS J. EVANOFF
Nicolas J. Evanoff Vice President, General Counsel and Secretary

Date: June 12, 2006

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