Form 10-Q
period 2006-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2006-08-08
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50715

TRANSMERIDIAN EXPLORATION INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	76-0644935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

397 N. Sam Houston Pkwy E, Suite 300

Houston, Texas 77060

(Address of principal executive office)(Zip Code)

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

As of August 1, 2006, the registrant had 94,917,841 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except preferred shares and par value information)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,687	$34,444
Restricted cash	17,617	31,961
Accounts receivables	4,056	3,623
Crude oil inventory	1,802	1,626
Other current assets	120	51
Assets held for sale	3,000	3,000

Total current assets	64,282	74,705

Property and Equipment:
Property and equipment	261,371	230,719
Accumulated depreciation, depletion and amortization	(9,224)	(3,904)

Property and equipment, net	252,147	226,815

Other Assets	13,841	12,473

	$330,270	$313,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,326	$2,246
Accrued liabilities	6,703	31,451

Total current liabilities	14,029	33,697

Long-term debt, net of discount of $25,089 and $26,593	264,911	223,407
Other long term liabilities	186	186
Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000 shares authorized, 1,419.167 and 1,547.714 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 92,996 and 87,128 issued and outstanding	56	52
Additional paid-in capital	115,065	94,337
Accumulated deficit	(63,977)	(37,686)

Total stockholders’ equity	51,144	56,703

	$330,270	$313,993

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenue from oil sales, net	$5,151	$2,032

Operating costs and expenses:
Depreciation, depletion and amortization	2,799	409
Transportation expense	431	—
Operating and administrative expense – Kazakhstan	3,136	431
General and administrative expense – Houston	3,052	1,446

Total operating costs and expenses	9,418	2,286

Operating Loss	(4,267)	(254)

Other income (expense):
Interest income	445	32
Interest expense, net of capitalized interest	(9,258)	(1,071)
Other income	5	—

Total other income (expense)	(8,808)	(1,039)

Loss before minority interest	(13,075)	(1,293)
Minority interest	—	(356)

Net loss	(13,075)	(1,649)
Preferred dividends	(226)	(281)

Net loss attributable to common stockholders	$(13,301)	$(1,930)

Basic and diluted loss per share	$(0.15)	$(0.02)

Weighted average common shares outstanding; basic and diluted	90,978	80,213

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Revenue from oil sales, net	$7,993	$3,186

Operating costs and expenses:
Exploration expense	256	—
Depreciation, depletion and amortization	5,320	609
Transportation expense	655	—
Operating and administrative expense – Kazakhstan	4,861	1,968
General and administrative expense – Houston	5,376	2,569

Total operating costs and expenses	16,468	5,146

Operating loss	(8,475)	(1,960)

Other income (expense):
Interest income	890	69
Interest expense, net of capitalized interest	(18,256)	(1,763)
Other income	19	—

Total other income (expense)	(17,347)	(1,694)
Loss before minority interest	(25,822)	(3,654)
Minority interest	—	152

Net loss	(25,822)	(3,502)
Preferred dividends	(469)	(558)

Net loss attributable to common stockholders	$(26,291)	$(4,060)

Basic and diluted loss per share	$(0.29)	$(0.05)

Weighted average common shares outstanding; basic and diluted	89,600	79,965

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net loss	$(25,822)	$(3,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	5,320	609
Amortization of debt financing costs	1,295	559
Debt discount amortization	2,704	—
Stock-based compensation expense	3,329	934
Minority interest	—	(152)
(Increase) decrease in accounts receivable	(433)	525
Increase in crude oil inventory	(176)	(617)
Increase in other current assets	(69)	(1,507)
Increase in other assets	(1,000)	(500)
Increase (decrease) in accounts payable	5,080	(507)
Increase (decrease) in accrued liabilities	(18,572)	489

Net cash used in operating activities	(28,344)	(3,669)

Investing Activities:
Capital expenditures	(30,652)	(7,981)

Net cash used in investing activities	(30,652)	(7,981)

Financing Activities:
Proceeds from long-term debt, net	37,138	2,240
Repayments of long-term debt	—	(734)
Proceeds from sale of common stock, net	10,632	—
Proceeds from exercise of stock options	32	7
Proceeds from exercise of warrants	580	—
Payment of dividends on preferred stock	(487)	(432)
Decrease in restricted cash	14,344	—

Net cash provided by financing activities	62,239	1,081

Net increase (decrease) in cash and cash equivalents	3,243	(10,569)
Cash and cash equivalents, beginning of period	34,444	16,746

Cash and cash equivalents, end of period	$37,687	$6,177

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash paid for:
Interest	$15,503	$61
Interest capitalized (non-cash)	(1,114)	(1,380)
Income taxes	—	—

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of carried working interest	$5,000	$—
Issuance of common stock for settlement of liability	1,159
Accrued and unpaid dividends on convertible preferred stock	226	280

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of Transmeridian Exploration Incorporated and subsidiaries (“we”, “our” or “us”) included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Prior period amounts primarily related to accounts payable and accrued liabilities have been reclassified to conform to the current period presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

We conduct our operations in Kazakhstan through a wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license and Exploration Contract covering the South Alibek Field (the “Field”) in Kazakhstan. Prior to February 2004, we owned 100% of Caspi Neft. From February 2004 to December 2005, 50% of Caspi Neft was owned by Bramex Management, Inc. (“Bramex”). In December 2005, we reacquired 100% of Caspi Neft. We continued to exercise significant control over Caspi Neft after Bramex acquired 50% of Caspi Neft in February 2004 and accordingly, believe the most meaningful accounting treatment was to fully consolidate Caspi Neft with the 50% share owned by Bramex reflected as a minority interest.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.

Note 2. Debt

In December 2005, we and Transmeridian Exploration Inc., our wholly owned subsidiary (the “Issuer”), issued in a private placement 250,000 Units, consisting of in the aggregate (i) $250 million principal amount of senior secured notes due 2010 of the Issuer (the “Existing Notes”) and (ii) warrants to purchase approximately 17.3 million shares of our common stock.

In May 2006, we and the Issuer issued in a private placement $40 million principal amount of additional senior secured notes due 2010 (the “Additional Notes”) and (ii) 1,818,182 shares (approximately $10 million) of our common stock (the “Shares”). The Additional Notes were issued and sold for an issue price of 97% of the principal amount thereof plus accrued interest from March 15, 2006, and the Shares were issued and sold at an issue price of $5.50 per share. The discount was recorded as a reduction of the face amount of the Additional Notes and will be amortized to interest expense over the life of the Additional Notes.

The Additional Notes have terms and conditions identical to, and are fungible for trading and other purposes with, the Existing Notes. The Additional Notes, like the Existing Notes, are governed by the terms of the Indenture, dated as of December 12, 2005, as supplemented by the First Supplemental Indenture, dated as of December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006, by and among the Issuer, us, the subsidiary guarantors and the trustee.

In connection with the issuance of the Additional Notes, the Issuer entered into an amendment to the existing escrow agreement, dated as of December 12, 2005, under which $3.6 million of the net proceeds from the private placement was deposited into escrow to pay the first three quarterly interest payments due on the Additional Notes. This escrowed amount is recorded as restricted cash on our consolidated balance sheet as of June 30, 2006. The Additional Notes (like the Existing Notes) are fully and unconditionally guaranteed by us and all of our material subsidiaries.

Note 3. Stockholders’ Equity

The Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) has a liquidation value of $14,000 per share and is convertible at the holders’ option into common stock at a conversion price of $1.40 per share, subject to adjustments in certain circumstances. The Series A Preferred will automatically convert into the common stock of the Company at the conversion price of $1.40 per share (subject to adjustments) if the common stock trades at a price equal to or greater than $4.15 per share for twenty consecutive trading days and the average daily trading volume of our common stock during such period exceeds 200,000 shares, subject to the 4.999% beneficial ownership cap set forth in the certificate of designations governing the Series A Preferred. In the event a holder is prohibited from converting into common stock due to the 4.999% beneficial ownership limitation, the excess portion of the Series A Preferred remains outstanding but ceases to accrue dividends. During the first six months of 2006, 128.547 shares of Series A Preferred stock were converted into 1,285,470 shares of common stock. In July 2006, the conditions for the automatic conversion of the Series A Preferred were satisfied and 212.024 shares have been converted into 2,120,240 shares of common stock. There are 1,189.286 shares of Series A Preferred which were not converted into common stock due to the 4.999% beneficial ownership limitation and which remained outstanding as of August 1, 2006. All dividends up to the conversion date have been paid.

In addition, during the first six months of 2006, we issued 1,000,000 common shares for the acquisition of a carried working interest in the Field and 234,565 shares of common stock for the settlement of acquisition costs incurred in connection with the acquisition of 50% of Caspi Neft. Also, we issued 891,843 shares of common stock in connection with stock based compensation, 457,833 shares of common stock pursuant to the exercise of outstanding stock option and warrants and 180,000 common shares in a private placement; the proceeds of which were used for general corporate purposes.

Note 4. Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding excludes 12,115,556 and 2,082,705 common shares for the three months ended June 30, 2006 and 2005, respectively, and 11,965,521 and 1,994,480 common shares for the six months ended June 30, 2006 and 2005, respectively, issuable pursuant to convertible preferred stock and outstanding stock options and warrants because their effect is anti-dilutive. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Note 5. Income Taxes

We account for income taxes pursuant to SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax assets or income tax benefits from the net deferred tax assets for the three months and six months ended June 30, 2006 and 2005 because we do not believe the future realization of these assets is more likely than not to occur.

Note 6. Commitments and Contingencies

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

Note 7. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Oil and gas properties, successful efforts method	$260,610	$230,139
Transportation equipment	344	240
Office and technology equipment	417	340

	261,371	230,719
Accumulated depreciation, depletion and amortization	(9,224)	(3,904)

Property and equipment, net	$252,147	$226,815

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended June 30, 2006 and 2005, we capitalized approximately $636,000 and $584,000, respectively, of interest costs. During the six month periods ended June 30, 2006 and 2005, we capitalized interest costs of approximately $1,114,000 and $1,380,000, respectively.

Other Assets

Other assets at June 30, 2006 consisted of debt financing costs, net of amortization, of $12.8 million and $1.0 million related to a note receivable from an unrelated third party. At December 31, 2005, other assets consisted of deferred financing costs, net of amortization, of $12.5 million.

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
	(Unaudited)
Interest	$1,450	$1,583
Salaries and bonus	—	1,032
Acquisition costs	—	21,450
Preferred stock registration costs	2,035	2,035
Rig lawsuit settlement	—	1,961
Rig rentals	2,738	2,738
Preferred dividends	226	244
Other	254	408

Total accrued liabilities	$6,703	$31,451

Note 8. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months and six months ended June 30, 2006 and 2005, substantially all of our results of operations consisted of revenues, operating, general and administrative, and other costs associated with our operations in Kazakhstan.

For the three months ended June 30, 2006, two customers accounted for approximately 78% and 15%, respectively, of consolidated revenues. One customer accounted for approximately 96% of consolidated revenues for the three months ended June 30, 2005.

For the six months ended June 30, 2006, two customers accounted for approximately 73% and 18%, respectively, of consolidated revenues. Two customers accounted for approximately 78% and 22%, respectively, of consolidated revenues for the six months ended June 30, 2005.

Note 9. Subsidiary Guarantors (Unaudited)

In December 2005, we and the Issuer, issued 250,000 Units, consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer and (ii) warrants to purchase approximately 17.3 million shares of our common stock. We and all of our material subsidiaries fully and unconditionally guaranteed the senior secured notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. As previously disclosed in 2005 and prior years, substantially all of our assets are located in Kazakhstan and substantially all of the results of operations consisted of revenue, operating, general and administrative and other costs associated with the operations of our principal operating subsidiary, Caspi Neft, in Kazakhstan. Accordingly, there was no requirement for condensed consolidating financial information. The second quarter and the six months ended June 30, 2005 are not presented herein due to lack of comparability, because the information is not material for evaluation of the sufficiency of the guarantee and the omission of the information does not cause the financials to be inaccurate in reasonable detail. The following is condensed consolidating financial information for the parent, the Issuer, the subsidiary guarantors of the senior secured notes and the subsidiary non-guarantor:

Condensed Consolidating Balance Sheet:

	As of June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Cash and cash equivalents, including restricted cash	$522	$35,227	$9,931	$9,624	$—	$55,304
Other current assets	2,657	—	6,320	1	—	8,978

Total current assets	3,179	35,227	16,251	9,625	—	64,282
Property and equipment, net	371	—	251,697	79	—	252,147
Investment in and advances to subsidiaries	64,363	196,755	(218,201)	(10,704)	(32,213)	—
Other assets	—	12,841	—	1,000	—	13,841

	$67,913	$244,823	$49,747	$—	$(32,213)	$330,270

Total current liabilities	$2,690	$1,621	$9,718	$—	$—	$14,029
Debt	—	264,911	31,000	—	(31,000)	264,911
Other long-term liabilities	—	—	186	—	—	186
Stockholder’s equity	65,223	(21,709)	8,843	—	(1,213)	51,144

	$67,913	$244,823	$49,747	$—	$(32,213)	$330,270

Condensed Consolidating Statement of Operations:

	Three Months Ended June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Revenue from oil sales, net	$—	$(171)	$5,322	$—	$5,151
Operating costs and expenses	2,993	86	6,337	2	9,418

Operating loss (loss)	(2,993)	(257)	(1,015)	(2)	(4,267)
Other income (expense)	43	(9,492)	640	1	(8,808)

Net loss	(2,950)	(9,749)	(375)	(1)	(13,075)
Preferred dividends	(226)	—	—	—	(226)

Net loss attributable to common stockholders	$(3,176)	$(9,749)	$(375)	$(1)	$(13,301)

Condensed Consolidating Statement of Operations:

	Six Months Ended June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Revenue from oil sales, net	$—	$(266)	$8,259	$—	$7,993
Operating costs and expenses	6,165	103	10,198	2	16,468

Operating loss (loss)	(6,165)	(369)	(1,939)	(2)	(8,475)
Other income (expense)	154	(18,634)	1,132	1	(17,347)

Net loss	(6,011)	(19,003)	(807)	(1)	(25,822)
Preferred dividends	(469)	—	—	—	(469)

Net loss attributable to common stockholders	$(6,480)	$(19,003)	$(807)	$(1)	$(26,291)

Condensed Consolidating Statement of Cash Flow:

	Six Months Ended June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Net cash used in operating activities	$(5,798)	$(30,515)	$8,971	$(1,002)	$(28,344)
Net cash used in investing activities	(81)	(252)	(30,240)	(79)	(30,652)
Net cash provided by financing activities	(12,787)	33,127	31,194	10,705	62,239

Net increase (decrease) in cash	(18,666)	2,360	9,925	9,624	3,243
Cash and cash equivalents, beginning of the period	$19,188	$15,250	$6	$—	$34,444

Cash and cash equivalents, end of the period	$522	$17,610	$9,931	$9,624	$37,687

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses material changes in our financial condition and results of operations during the three and six month periods ended June 30, 2006 and 2005.

Management’s primary goals for 2006 include:

•	accelerating development of the South Alibek Field (the “Field”) by increasing the number of drilling rigs under operation from one to at least five;

•	optimizing completions of the existing wells in the Field to maximize production from those wells;

•	continuing to improve the price received for our oil sales;

•	completing production and treatment facilities; and

•	connecting to the regional pipeline system.

Current Activities

In the second quarter of 2006, we signed contracts for three additional drilling rigs and a completion/workover rig for the accelerated development of the Field. The first two of these additional drilling rigs arrived in May and June, respectively, and are currently drilling, and the third drilling rig is on location and expected to commence drilling in August 2006, bringing the total to five drilling rigs. To date in 2006, we have spudded six wells, two of which were completed and began producing in late June and late July, respectively, and the other four of which are currently drilling. We also resumed our workover program utilizing the newly contracted completion/workover rig. The restimulation of one existing well, along with the addition of the two recently completed wells, has resulted in an increase in average daily production from the Field to approximately 2,300 bopd as of August 1, 2006. Restimulation of four additional existing wells together with the completion of the four wells currently drilling is expected to result in a substantial increase in production capacity during the remainder of 2006.

Production from new and existing wells has been constrained by the lack of a central production facility. We engaged a leading international engineering company in February 2006 to inspect and submit a plan to complete the production facilities. This has been accomplished, and construction work on the production facility has resumed. We anticipate the initial phase of the facility will be commissioned in the fourth quarter of 2006 and the second phase in the second quarter of 2007. We have also taken steps to de-bottleneck the temporary facilities to allow for increased production in the interim. With the completion of the production facility and other capital projects, we expect to be able to deliver oil into the regional pipeline system.

Results of Operations

The following table presents selected operational and financial data for the three and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue, net (in thousands)	$5,151	$2,032	$7,993	$3,186
Number of barrels sold	131,333	100,651	230,824	169,176
Average price per barrel	$41.34	$20.67	$36.47	$19.29
Production (barrels)	132,346	117,661	236,194	191,764
Average daily production (barrels)	1,454	1,293	1,305	1,059
Average number of producing wells	6.6	3.4	5.9	2.9

Oil production and revenue

Revenue for the three and six months ended June 30, 2006 increased $3.1 million and $4.8 million, respectively, over the comparable periods of 2005 due to the combination of increased volumes, average sales price per barrel and the mix of export and domestic sales. Beginning in August 2005 we were able to sell oil in the export market in addition to the local domestic market, thus recognizing a higher average price. In the second quarter of 2006, approximately 66% of the barrels (“Bbl”) sold or 86,533 Bbls, were in the export market at an average price of $48.88 per Bbl, while 34% of the Bbls sold were in the local domestic market at an average price of $26.77 per Bbl. All sales in the corresponding 2005 periods were in the local domestic market. The higher volumes sold and produced were driven by the increase in the average number of producing wells in the second quarter and the first six months of 2006 as compared to the comparable periods of 2005.

Exploration expense

Exploration expense, which includes geological and geophysical expense and the cost of unsuccessful exploration wells, is recorded as expense in the period incurred under the successful efforts method of accounting. In the six months ended June 30, 2006, we incurred $256,000 of exploration expenses, primarily associated with the geological interpretations of data for the Field.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the second quarter of 2006, DD&A of oil and gas properties was $2.7 million, or $20.19 per Bbl, as compared to $239,000 or $2.38 per Bbl for the second quarter of 2005. For the six months ended June 30, 2006, DD&A was $5.1 million or $21.51 per Bbl as compared to $417,000 or $2.47 per Bbl for the comparable period of 2005. The increase is primarily a result of the change in classification of reserves attributable to the KT1 reservoir to “proved undeveloped” from “proved developed behind pipe,” due to a change in the assumed field development plan. Under the revised plan, separate wells will be drilled to produce reserves in the KT1, rather than “dual-completing” wells to produce from both the KT2 and KT1 reservoirs simultaneously. As a result, beginning in the fourth quarter of 2005, reserves in the KT1, which account for approximately 50% of our total “proved” reserves as of December 31, 2005, have been excluded from the total reserve base currently being depleted. Costs incurred are now spread over a substantially smaller number of Bbls until such time as additional wells are drilled and reserves, in either the KT1 or KT2 reservoirs, are classified as “proved developed.” In addition, we had an average of 6.7 producing wells in the second quarter of 2006 compared to 3.4 producing wells in the second quarter of 2005. For the six months ended June 30, 2006 and 2005, there were 6.0 and 2.9 average producing wells, respectively.

Non-oil and gas property DD&A was $127,000 and $241,000, respectively, for the three and six month periods ended June 30, 2006, as compared to $170,000 and $192,000 for the comparable periods in 2005. The decrease is due primarily to no depreciation expense recognized in 2006 related to our drilling rig that is classified as held for sale. The rig was depreciated beginning in the second quarter of 2005 when it was decided to no longer use the rig in the development of the field. The decrease was partially offset by increased depreciation expense due to additions of transportation and other equipment in Kazakhstan.

Transportation expense

For the three and six month periods ended June 30, 2006, transportation and storage costs were $431,000, or $3.61 per Bbl, and $655,000, or $3.06 per Bbl, respectively. There were no transportation and storage costs in the first six months of 2005 as export sales did not begin until the third quarter of 2005 and prior to that time, all sales were made at the field with the customer being responsible for the transportation costs.

During the third quarter of 2005, we began incurring transportation and storage costs relating to the transport of our oil to a nearby rail terminal for sale and export. When the initial phase of the central production facility and the pipeline pump station are operational, expected in late 2006, we plan to deliver crude oil production directly into the regional pipeline system, which should result in a significant improvement in sales pricing for our crude oil. While transportation costs will increase, the prices received for pipeline sales should be much closer to prevailing world oil prices than our current sales arrangements

Operating and administrative expense - Kazakhstan

For the three month period ended June 30, 2006, operating and administrative expense in Kazakhstan was $3.1 million, as compared to $431,000 for the same period in 2005. For the six month periods ended June 30, 2006 and 2005, operating and administrative expenses were $4.9 million and $2.0 million, respectively. The increases between years are primarily a result of increased personnel costs, including expatriates, and activity levels due to our accelerated exploration, development and production program of the Field.

General and administrative expense - Houston

For the three month period ended June 30, 2006, general and administrative expense in Houston was $3.0 million, as compared to $1.4 million for the three month period ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006 increased $2.8 million over the same period of 2005. The increases in 2006 is primarily due to the increased costs associated with stock-based compensation expense recognized in the period related to employee stock options and restricted stock grants, the addition of new corporate staff, including our new Chief Operating Officer, since the end of the second quarter in 2005 and increased costs associated with regulatory compliance, including Sarbanes-Oxley.

Interest expense

Interest expense, net of capitalized interest of $636,000, for the three month period ended June 30, 2006 was $9.3 million, as compared to $1.1 for the three month period ended June 30, 2005. For the six months ended June 30, 2006 and 2005, interest expense, net of capitalized interest expense of $1.1 million and $1.4 million, respectively, was $18.3 million and $1.8 million, respectively. The increase in interest expense for both the three month and six months ended June 30, 2006 over the comparable periods of 2005 is primarily due to increased debt levels between the periods, as well as the recognition in interest expense of the amortization of both the capitalized financing costs that were incurred and the debt discount that was recorded in December 2005 and May 2006 in connection with our private placement of units and the subsequent issuance of Additional Notes.

Liquidity and Capital Resources

For the six months ended June 30, 2006 and 2005, our ongoing capital expenditures were $30.7 million and $8.0 million, respectively. Our primary sources of funding have been our private placement of senior secured notes due 2010 and warrants to purchase shares of common stock in December 2005 (as described in more detail below), the additional debt and shares of our common stock issued in May 2006 and private placements of common and preferred stock. The total capitalized cost attributable to the Field as of June 30, 2006 was $260.6 million, which includes $13.3 million of capitalized interest.

In December 2005, we and one of our wholly owned subsidiaries, Transmeridian Exploration Inc. (the “Issuer”), issued in a private placement 250,000 units (the “Units”) consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer (the “ Existing Notes”) and (ii) warrants to purchase approximately 17.3 million shares of our common stock (the “Warrants”). The Units were issued and sold for a purchase price of $1,000 per Unit. Each Unit consists of $1,000 principal amount of Existing Notes and 69.054 Warrants to purchase an equal number of shares of our common stock. The Existing Notes, which will mature on December 15, 2010, bear interest at the rate of 12% per annum. Interest on the Existing Notes is payable quarterly on March 15, June 15, September 15 and December 15, beginning on March 15, 2006, and at maturity. The first year of interest payments were escrowed and are recorded as restricted cash on the consolidated balance sheet as of June 30, 2006 and December 31, 2005.

In May 2006, we and the Issuer issued in a private placement $40 million principal amount of additional senior secured notes due 2010 of the Issuer (the “Additional Notes”) and (ii) 1,818,182 shares of our common stock (the “Shares”). The Additional Notes were issued and sold for an issue price of 97% of the principal amount thereof plus accrued interest from March 15, 2006, and the Shares were issued and sold at an issue price of $5.50 per share. The discount was recorded as a reduction of the face amount of the Additional Notes and will be amortized to interest expense over the life of the Additional Notes.

The Additional Notes have terms and conditions identical to, and are fungible for trading and other purposes with, the Existing Notes. The Additional Notes, like the Existing Notes, are governed by the terms of the Indenture, dated as of December 12, 2005, as supplemented by the First Supplemental Indenture, dated as of December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006, by and among the Issuer, us, the subsidiary guarantors and the trustee.

In connection with the issuance of the Additional Notes, the Issuer entered into an amendment to the existing escrow agreement, dated as of December 12, 2005, under which $3.6 million of the net proceeds from the private placement was deposited into escrow to pay the first three quarterly interest payments due on the Additional Notes. This escrowed amount is recorded as restricted cash on our consolidated balance sheet as of June 30, 2006. The Additional Notes (like the Existing Notes) are fully and unconditionally guaranteed by us and all of our material subsidiaries.

The net proceeds, after expenses, from the private placements of the Units, Additional Notes and Shares have been used to fund the acquisitions of Bramex Management, Inc. and the 10% carried working interest in the Field previously held by Kornerstone Investment Group Ltd., to retire the existing bank credit facility indebtedness of our wholly-owned principal operating subsidiary, JSC Caspi Neft TME (“Caspi Neft”), to repay other existing indebtedness and related accrued interest, to pre-fund the first year of interest payments on the Existing and Additional Notes and for working capital and general corporate purposes.

Management expects cash flow from operations to increase throughout 2006 and, together with the excess proceeds from the private placements discussed above, will provide a portion of the funds needed to pursue our accelerated development plan for the Field and repay debt. Increased cash flow is dependent upon many factors, including achieving and sustaining adequate production rates, oil prices and other factors that may be beyond our control. We are currently in the process of sourcing an additional drilling rig to further accelerate development of the Field. If production and cash flows do not increase sufficiently or if we are unable to secure sufficient additional funds, we may not be able to develop the Field on an accelerated basis and may have to reduce significantly our capital program in order to fund operating expenses.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. This accounting method has a pervasive effect on our reported financial position and results of operations.

Revenue Recognition

We sell our production both in the export and domestic market on a contract basis. Revenue is recognized when the purchaser takes delivery of the oil. At the end of the period, oil that has been produced but not sold is recorded as inventory valued at the lower of cost or market. Cost is determined on a weighted average basis based on production costs.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended June 30, 2006 and 2005, we capitalized approximately $636,000 and $584,000, respectively, of interest costs, which reduced our reported net interest expense, excluding amortization of debt financing costs and debt discount, to $7.2 million and $753,000. During the six months ended June 30, 2006 and 2005, we capitalized approximately $1.1 million and $1.4 million, respectively, of interest costs, which reduced our reported net interest expense, excluding amortization of debt financing costs and debt discount, to $14.3 million and $1.2 million, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.

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

Interest Rate Risk

At June 30, 2006, the Company had total debt outstanding of $264.9 million, net of unamortized debt discount of $25.1 million. The debt bears interest at a fixed rate of 12% per annum and the first year’s interest payments have been escrowed.

Foreign Currency Risk

Our functional currency is the U.S. dollar. The financial statements of our foreign subsidiaries are measured in U.S. dollars. Accordingly, transaction costs for the conversion to various currencies for foreign operations are recognized in consolidated earnings at the time of each transaction.

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized. Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) include, but are not limited to, the risks described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as well as our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and related products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of oilfield equipment, goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and elsewhere included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of June 30, 2006 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In connection with the preparation of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 (“Annual Report”), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2005 as more fully described in Item 9A of our Annual Report. Based on that assessment, management identified a material weakness in our internal controls. The material weakness was our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise to enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. This control deficiency resulted in us recording certain adjustments prior to the issuance of our consolidated financial statements. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005.

To address the issues associated with the material weakness, we have made changes in our internal controls over financial reporting in 2005 and in 2006 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made since late 2005 and through the date of this quarterly report include, among others:

•	appointing a new Vice President and Chief Accounting Officer, effective September 2005;

•	appointing a new Vice President, General Counsel and Secretary in January 2006;

•	appointing a new Vice President and Chief Operating Officer in June 2006;

•	retaining an outside consulting firm to assist us in the evaluation and testing of our internal control system. In the course of this work we have identified improvement opportunities related to our accounting and financial reporting processes and we are currently evaluating the impact and how best to implement these opportunities; and

•	retaining an outside accounting firm to assist us in the preparation of complex tax calculations and disclosures related to our public filings and to prepare tax records and returns; and

•	hiring an additional certified public accountant, who joined the company in June 2006, to assist with the preparation of required SEC disclosures and with our internal financial reporting requirements; this new employee will also assist in the interpretation and application of new accounting standards and the effect of such standards on our financial reporting; our management will continue to evaluate our accounting function with respect to the number of personnel needed and determine whether our requirements are best satisfied through the hiring of internal personnel on a full-time or part-time basis, outsourcing or a combination thereof.

Although these organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions, many of the initiatives were either recently initiated or are being further refined and enhanced as of June 30, 2006. As a result, they were not considered effective in remediating the material weakness as of that date. We will continue our efforts to improve our control environment and to focus on:

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On May 12, 2006, we issued and sold an aggregate 180,000 shares of our common stock in a private placement to two existing stockholders of the Company for aggregate consideration, in cash, of $1,008,000. This transaction, which did not involve any public offering, was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2006 annual meeting of stockholders held on May 30, 2006, Lorrie T. Olivier, James H. Dorman, George E. Reese, Marvin R. Carter and Dr. Fernando J. Zúñiga y Rivero were elected as directors of the company. In addition, our stockholders voted with respect to (i) the ratification of UHY Mann Frankfort Stein & Lipp CPAs, LLP as our independent auditors for the year ending December 31, 2006, and (ii) the approval of our 2006 Incentive Plan (which is an amendment and restatement of our 2001 Incentive Stock Option Plan).

The following table presents the voting results for the items that were presented for stockholder approval:

	For	Against	Withheld or Abstained
Election of Directors:
Lorrie T. Olivier	58,245,258	—	355,412
James H. Dorman	58,245,258	—	355,412
George E. Reese	58,245,258	—	355,412
Marvin R. Carter	58,245,258	—	355,412
Dr. Fernando J. Zúñiga y Rivero	58,245,258	—	355,412

Ratification of UHY Mann Frankfort Stein & Lipp CPAs, LLP as Independent Auditors for Fiscal Year 2006	58,469,002	82,908	48,758

Approval of the 2006 Incentive Plan	29,441,518	7,460,012	149,850

Item 6. Exhibits.

4.1	Form of Purchase Agreement, dated as of May 23, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, Bramex Management, Inc., JSC Caspi Neft TME and each of the purchasers party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

4.2	Second Supplemental Indenture, dated as of May 24, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on May 30, 2006 and incorporated by reference herein)

4.3	Form of Amendment Agreement to Registration Rights Agreement, dated as of May 26, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc. and each of the purchasers party thereto (filed as Exhibit 4.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on May 30, 2006 and incorporated by reference herein)

4.4	Registration Rights Agreement, entered into as of May 12, 2006, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed on July 17, 2006 and incorporated by reference herein)

4.5	Registration Rights Agreement, dated as of July 12, 2006, by and among the Company and Lorrie T. Olivier (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on July 17, 2006 and incorporated by reference herein)

10.1	Amendment No. 1 to Escrow Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Inc. and The Bank of New York, as Escrow Agent and Trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

10.2	Amendment No. 1 to Pledge Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Incorporated and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

10.3	Amendment No. 1 to Pledge Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Inc. and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

10.4	Amendment Agreement to the Conditional Share Transfer Agreement, dated as of May 24, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.13 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 of Transmeridian Exploration Inc. filed on June 5, 2006 and incorporated by reference herein)

10.5	Amendment Agreement to the Share Encumbrance and Pledge Agreement, dated as of May 24, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 of Transmeridian Exploration Inc. filed on June 5, 2006 and incorporated by reference herein)

10.6	Amendment Agreement to the Securities Agency Agreement, dated as of May 24, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc., JSC TuranAlem Securities and The Bank of New York (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 of Transmeridian Exploration Inc. filed on June 5, 2006 and incorporated by reference herein)

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

/s/ Earl W. McNiel
Date: August 8, 2006	Earl W. McNiel Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

4.1	Form of Purchase Agreement, dated as of May 23, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, Bramex Management, Inc., JSC Caspi Neft TME and each of the purchasers party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

4.2	Second Supplemental Indenture, dated as of May 24, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on May 30, 2006 and incorporated by reference herein)

4.3	Form of Amendment Agreement to Registration Rights Agreement, dated as of May 26, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc. and each of the purchasers party thereto (filed as Exhibit 4.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed on May 30, 2006 and incorporated by reference herein)

4.4	Registration Rights Agreement, entered into as of May 12, 2006, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed on July 17, 2006 and incorporated by reference herein)

4.5	Registration Rights Agreement, dated as of July 12, 2006, by and among the Company and Lorrie T. Olivier (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on July 17, 2006 and incorporated by reference herein)

10.1	Amendment No. 1 to Escrow Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Inc. and The Bank of New York, as Escrow Agent and Trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

10.2	Amendment No. 1 to Pledge Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Incorporated and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

10.3	Amendment No. 1 to Pledge Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Inc. and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 31, 2006 and incorporated by reference herein)

10.4	Amendment Agreement to the Conditional Share Transfer Agreement, dated as of May 24, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.13 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 of Transmeridian Exploration Inc. filed on June 5, 2006 and incorporated by reference herein)

10.5	Amendment Agreement to the Share Encumbrance and Pledge Agreement, dated as of May 24, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 of Transmeridian Exploration Inc. filed on June 5, 2006 and incorporated by reference herein)

10.6	Amendment Agreement to the Securities Agency Agreement, dated as of May 24, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc., JSC TuranAlem Securities and The Bank of New York (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 of Transmeridian Exploration Inc. filed on June 5, 2006 and incorporated by reference herein)

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.