Form 10-Q
period 2006-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2006-11-09
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

As of November 2, 2006, the registrant had 95,301,055 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except preferred shares and par value information)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,751	$34,444
Restricted cash	9,126	31,961
Accounts receivable	4,897	3,623
Crude oil inventory	1,131	1,626
Other current assets	120	51
Assets held for sale	3,000	3,000

Total current assets	21,025	74,705

Property and Equipment:
Property and equipment	295,264	230,719
Accumulated depreciation, depletion and amortization	(13,295)	(3,904)

Property and equipment, net	281,969	226,815

Other Assets	12,687	12,473

	$315,681	$313,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,233	$2,246
Accrued liabilities	6,586	31,451

Total current liabilities	10,819	33,697

Long-term debt, net of discount of $23,682 and $26,593	266,318	223,407
Other long term liabilities	186	186
Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000 shares authorized, 1,189.286 and 1,547.714 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 95,301 and 87,128 issued and outstanding	57	52
Additional paid-in capital	116,560	94,337
Accumulated deficit	(78,259)	(37,686)

Total stockholders’ equity	38,358	56,703

	$315,681	$313,993

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue from oil sales, net	$7,755	$3,852

Operating costs and expenses:
Exploration expense	—	9
Depreciation, depletion and amortization	4,096	468
Transportation expense	350	118
Operating and administrative expense – Kazakhstan	6,082	1,342
General and administrative expense – Houston	2,175	1,334

Total operating costs and expenses	12,703	3,271

Operating income (loss)	(4,948)	581

Other income (expense):
Interest income	358	92
Interest expense, net of capitalized interest	(9,645)	(2,405)

Total other income (expense)	(9,287)	(2,313)

Loss before minority interest	(14,235)	(1,732)
Minority interest	—	(791)

Net loss	(14,235)	(2,523)
Preferred dividends	(47)	(279)

Net loss attributable to common stockholders	$(14,282)	$(2,802)

Basic and diluted loss per share	$(0.15)	$(0.03)

Weighted average common shares outstanding; basic and diluted	94,509	81,562

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Revenue from oil sales, net	$15,748	$7,038

Operating costs and expenses:
Exploration expense	256	9
Depreciation, depletion and amortization	9,417	1,076
Transportation expense	1,005	118
Operating and administrative expense – Kazakhstan	10,942	3,310
General and administrative expense – Houston	7,551	3,903

Total operating costs and expenses	29,171	8,416

Operating loss	(13,423)	(1,378)

Other income (expense):
Interest income	1,248	161
Interest expense, net of capitalized interest	(27,901)	(4,168)
Other income	19	—

Total other income (expense)	(26,634)	(4,007)

Loss before minority interest	(40,057)	(5,385)
Minority interest	—	(640)

Net loss	(40,057)	(6,025)
Preferred dividends	(516)	(837)

Net loss attributable to common stockholders	$(40,573)	$(6,862)

Basic and diluted loss per share	$(0.44)	$(0.09)

Weighted average common shares outstanding; basic and diluted	91,255	80,597

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net loss	$(40,057)	$(6,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	9,417	1,076
Amortization of debt financing costs	2,021	811
Debt discount amortization	4,110	1,238
Stock-based compensation expense	4,559	1,493
Minority interest	—	640
Increase in accounts receivable	(1,274)	(671)
(Increase) decrease in crude oil inventory	495	(209)
Increase in other current assets	(69)	(1,489)
Increase in other assets	(500)	(500)
Increase (decrease) in accounts payable	1,987	(1,109)
Increase (decrease) in accrued liabilities	(18,462)	1,549

Net cash used in operating activities	(37,773)	(3,196)

Investing Activities:
Capital expenditures	(64,618)	(12,454)
Proceeds from disposition of assets	48	—

Net cash used in investing activities	(64,570)	(12,454)

Financing Activities:
Proceeds from long-term debt, net	37,065	25,740
Repayments of long-term debt	—	(5,730)
Proceeds from sale of common stock, net	10,632	1,791
Proceeds from exercise of stock options	229	91
Proceeds from exercise of warrants	649	—
Payment of dividends on preferred stock	(760)	(747)
Decrease in restricted cash	22,835	—

Net cash provided by financing activities	70,650	21,145

Net increase (decrease) in cash and cash equivalents	(31,693)	5,495
Cash and cash equivalents, beginning of period	34,444	16,746

Cash and cash equivalents, end of period	$2,751	$22,241

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash paid for:
Interest	$24,203	$414
Interest capitalized (non-cash)	(2,301)	(1,959)
Income taxes	—	—

Non-cash investing and financing transactions:
Issuance of common stock for acquisition of carried working interest	$5,000	$—
Issuance of common stock for settlement of liability	1,159	—
Accrued and unpaid dividends on convertible preferred stock	—	244

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of Transmeridian Exploration Incorporated and subsidiaries (“we”, “our” or “us”) included herein have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Certain prior period amounts, primarily related to accounts payable and accrued liabilities, have been reclassified to conform to the current period presentation. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

We conduct our operations in Kazakhstan through a wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license and Exploration Contract covering the South Alibek Field (the “Field”) in Kazakhstan. Prior to February 2004, we owned 100% of Caspi Neft. From February 2004 to December 2005, 50% of Caspi Neft was owned by Bramex Management, Inc. (“Bramex”). We continued to exercise significant control over Caspi Neft after Bramex acquired 50% of Caspi Neft in February 2004 and, accordingly, believe the most meaningful accounting treatment was to fully consolidate Caspi Neft with the 50% share owned by Bramex reflected as a minority interest. In December 2005, we reacquired 100% of Caspi Neft.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted, provided the company has not yet issued financial statements, including for interim periods, for that year. Consistent with its requirements, we will adopt SFAS No. 157 as of January 1, 2008. We do not expect this standard to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date of SFAS No. 158 differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities is required to initially recognize the funded status of defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This standard will have no impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. Consistent with the requirements, we will adopt SAB 108 as of December 31, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

Note 2. Acquisition

In September 2006, we paid $2.5 million to a private Russian investor group to acquire 50% of the share capital of a privately held Russian company, DNK LLC (“DNK”), that owns the license to the Gasha field. The Gasha field is located onshore in the Republic of Dagestan, an autonomous region within Russia along the northwestern shoreline of the Caspian Sea. We are negotiating a joint operating agreement with the other shareholder of DNK for future petroleum operations within Dagestan. In connection with the joint operating agreement, we would fund one hundred percent of the costs, up to $4 million, of drilling an extended-reach well and conducting a 3-D seismic survey. These advances would be recovered on a preferential basis from the cash surpluses generated by operations. Remaining cash needs would be funded on a joint basis. The Gasha field, which is not currently producing, was active during the Soviet era and is located close to existing oil and gas pipeline infrastructure and transportation networks.

Note 3. Debt

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

The Additional Notes have terms and conditions identical to, and are fungible for trading and other purposes with, the Existing Notes. The Additional Notes, like the Existing Notes, are governed by the terms of the Indenture, dated as of December 12, 2005, as supplemented by the First Supplemental Indenture, dated as of December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006, by and among the Issuer, us, the subsidiary guarantors of the Existing Notes and the Additional Notes and the trustee.

In connection with the issuance of the Additional Notes, the Issuer entered into an amendment to the existing escrow agreement, dated December 12, 2005, under which $3.6 million of the net proceeds from the private placement was deposited into escrow to pay the first three quarterly interest payments due on the Additional Notes. This escrowed amount is recorded as restricted cash on our consolidated balance sheet as of September 30, 2006. The Additional Notes (like the Existing Notes) are fully and unconditionally guaranteed by us and all of our material subsidiaries. In July 2006, pursuant to the registration rights agreements entered into in connection with the issuance of the Existing Notes and the Additional Notes, we completed an exchange offer of $290 million aggregate principal amount of the Issuer’s senior secured notes due 2010 registered under the Securities Act of 1933 for all of the outstanding Existing Notes and Additional Notes.

Note 4. Stockholders’ Equity

In July 2006, the conditions for the automatic conversion of the Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) were satisfied and all outstanding shares of the Series A Preferred, except for 1,189.286 shares, were converted into common stock. These remaining shares were not converted due to the 4.999% beneficial ownership limitation specified in the certificate of designations governing the Series A Preferred. All Series A Preferred that were not converted remain outstanding but ceased to have a preference in liquidation and to accrue dividends as of the effective date of the automatic conversion.

In addition, during the first nine months of 2006, we issued 1,000,000 common shares for the acquisition of a carried working interest in the Field and 234,565 shares of common stock for the settlement of acquisition costs incurred in connection with the acquisition of 50% of Caspi Neft. Also, we issued 721,843 shares of common stock in connection with stock-based compensation, 634,163 shares of common stock pursuant to the exercise of outstanding stock options and warrants and 180,000 common shares in a private placement; the proceeds of which were used for general corporate purposes.

Note 5. Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding excludes 8,020,153 and 4,159,010 common shares for the three months ended September 30, 2006 and 2005, respectively, and 10,386,247 and 2,712,255 common shares for the nine months ended September 30, 2006 and 2005, respectively, issuable pursuant to convertible preferred stock and outstanding stock options and warrants because their effect is anti-dilutive. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued.

Note 6. Income Taxes

We account for income taxes pursuant to SFAS No. 109 “Accounting For Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax assets or income tax benefits from the net deferred tax assets for the three months and nine months ended September 30, 2006 and 2005 because we do not believe the future realization of these assets is more likely than not to occur.

Note 7. Commitments and Contingencies

We are subject, through our subsidiary Caspi Neft, to the terms of License 1557 and the related Exploration Contract covering 14,111 acres in the Field in Kazakhstan. In October 2006, we were granted an additional two-year extension of the Exploration Contract through April 2009. In connection with this extension, we committed to spend an additional $28.1 million on development of the Field.

Purchase commitments are made from time to time in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Note 8. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands)
Oil and gas properties, successful efforts method	$294,306	$230,139
Transportation equipment	465	240
Office and technology equipment	493	340

	295,264	230,719
Accumulated depreciation, depletion and amortization	(13,295)	(3,904)

Property and equipment, net	$281,969	$226,815

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended September 30, 2006 and 2005, we capitalized approximately $1,187,000 and $578,000, respectively, of interest costs. During the nine month periods ended September 30, 2006 and 2005, we capitalized interest costs of approximately $2,301,000 and $1,959,000, respectively.

Other Assets

Other assets at September 30, 2006 consisted of debt financing costs, net of amortization, of $12.2 million, and $500,000 related to a note receivable from an unrelated third party. At December 31, 2005, other assets consisted of deferred financing costs, net of amortization, of $12.5 million.

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands)
Interest	$1,450	$1,583
Salaries and bonuses	—	1,032
Acquisition costs	—	21,450
Preferred stock registration costs	2,035	2,035
Rig lawsuit settlement	—	1,961
Rig rentals	2,738	2,738
Preferred dividends	—	244
Other	363	408

Total accrued liabilities	$6,586	$31,451

Note 9. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months and nine months ended September 30, 2006 and 2005, substantially all of our results of operations consisted of revenues, operating, general and administrative expenses and other costs associated with our operations in Kazakhstan.

For the three months ended September 30, 2006, four customers accounted for approximately 33%, 23%, 19% and 12%, respectively, of consolidated revenues. Two customers accounted for approximately 81% and 19%, respectively, of consolidated revenues for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, three customers accounted for approximately 46%, 20% and 16%, respectively, of consolidated revenues. Two customers accounted for approximately 46% and 42%, respectively, of consolidated revenues for the nine months ended September 30, 2005.

Note 10. Subsidiary Guarantors (Unaudited)

In December 2005, we and the Issuer issued 250,000 Units, consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer and (ii) warrants to purchase approximately 17.3 million shares of our common stock. We and all of our material subsidiaries fully and unconditionally guaranteed the senior secured notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. As previously disclosed in 2005 and prior years, substantially all of our assets are located in Kazakhstan and substantially all of the results of our operations consisted of revenue, operating, general and administrative expenses and other costs associated with the operations of our principal operating subsidiary, Caspi Neft, in Kazakhstan. Accordingly, there was no requirement for condensed consolidating financial information. The three and nine month periods ended September 30, 2005 are not presented herein due to lack of comparability, because the information is not material for evaluation of the sufficiency of the guarantees and the omission of the information does not cause the financials to be inaccurate in reasonable detail. The following is condensed consolidating financial information for the parent Company, the Issuer, the subsidiary guarantors of the senior secured notes and the subsidiary non-guarantor:

Condensed Consolidating Balance Sheet:

	As of September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
	(In thousands)
Cash and cash equivalents, including restricted cash	$2,429	$9,238	$210	$—	$—	$11,877
Other current assets	2,656	—	6,490	2	—	9,148

Total current assets	5,085	9,238	6,700	2	—	21,025
Property and equipment, net	410	—	278,338	3,221	—	281,969
Investment in and advances to subsidiaries	62,176	213,915	(240,156)	(3,723)	(32,212)	—
Other assets	—	12,187	—	500	—	12,687

	$67,671	$235,340	$44,882	$—	$(32,212)	$315,681

Total current liabilities	$2,279	$1,719	$6,821	$—	$—	$10,819
Debt	—	266,318	31,000	—	(31,000)	266,318
Other long-term liabilities	—	—	186	—	—	186
Stockholder’s equity	65,392	(32,697)	6,875	—	(1,212)	38,358

	$67,671	$235,340	$44,882	$—	$(32,212)	$315,681

Condensed Consolidating Statement of Operations:

	Three Months Ended September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Revenue from oil sales, net	$—	$(269)	$8,024	$—	$7,755
Operating costs and expenses	2,139	224	10,340	—	12,703

Operating loss	(2,139)	(493)	(2,316)	—	(4,948)
Other income (expense)	19	(10,494)	1,187	1	(9,287)

Net loss	(2,120)	(10,987)	(1,129)	1	(14,235)
Preferred dividends	(47)	—	—	—	(47)

Net loss attributable to common stockholders	$(2,167)	$(10,987)	$(1,129)	$1	$(14,282)

Condensed Consolidating Statement of Operations:

	Nine Months Ended September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Revenue from oil sales, net	$—	$(535)	$16,283	$—	$15,748
Operating costs and expenses	7,465	327	21,377	2	29,171

Operating loss	(7,465)	(862)	(5,094)	(2)	(13,423)
Other income (expense)	173	(29,128)	2,319	2	(26,634)

Net loss	(7,292)	(29,990)	(2,775)	—	(40,057)
Preferred dividends	(516)	—	—	—	(516)

Net loss attributable to common stockholders	$(7,808)	$(29,990)	$(2,775)	$—	$(40,573)

Condensed Consolidating Statement of Cash Flow:

	Nine Months Ended September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(6,038)	$(39,075)	$7,842	$(502)	$(37,773)
Net cash used in investing activities	(112)	(252)	(60,985)	(3,221)	(64,570)
Net cash (used in) provided by financing activities	(10,608)	24,189	53,346	3,723	70,650

Net increase (decrease) in cash	(16,758)	(15,138)	203	—	(31,693)
Cash and cash equivalents, beginning of the period	$19,188	$15,250	$6	$—	$34,444

Cash and cash equivalents, end of the period	$2,430	$112	$209	$—	$2,751

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis addresses material changes in our financial condition and results of operations during the three and nine month periods ended September 30, 2006 and 2005.

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

Current Activities

Kazakhstan

During the third quarter of 2006, we added a fifth drilling rig to accelerate the development of the Field. The fifth rig began drilling its first well in late September 2006. To date in 2006, we have spudded ten wells, three of which have been completed and are currently producing, two of which are currently being completed and five of which are currently being drilled. Additional wells will be spudded as the rigs finish wells currently being drilled. Also, a completion/workover rig is currently operating in the Field to complete new wells and workover existing wells. Construction work continues on our central production facility, and we anticipate commissioning the initial phase of 10,000 bopd capacity at the end of the fourth quarter of 2006. The second phase, which will increase capacity to a total of 30,000 bopd, is scheduled for commissioning in the second quarter of 2007. The completion of the production facility, along with other capital projects, should allow us to deliver oil into the regional pipeline system.

Russia

In September 2006, we paid $2.5 million to a private Russian investor group to acquire 50% of the share capital of a privately held Russian company, DNK LLC (“DNK”), that owns the license to the Gasha field. The Gasha field is located onshore in the Republic of Dagestan, an autonomous region within Russia along the northwestern shoreline of the Caspian Sea. We are negotiating a joint operating agreement with the other shareholder of DNK for future petroleum operations within Dagestan. In connection with the joint operating agreement, we would fund one hundred percent of the costs, up to $4 million, of drilling an extended-reach well and conducting a 3-D seismic survey. These advances would be recovered on a preferential basis from the cash surpluses generated by operations. Remaining cash needs would be funded on a joint basis. The Gasha field, which is not currently producing, was active during the Soviet era and is located close to existing oil and gas pipeline infrastructure and transportation networks.

Results of Operations

The following table presents selected operational and financial data for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue, net (in thousands)	$7,755	$3,852	$15,748	$7,038
Number of barrels sold	236,255	106,550	467,079	275,826
Average price per barrel	$34.54	$36.12	$35.49	$25.80
Production (barrels)	206,767	98,057	442,961	289,821
Average daily production (barrels)	2,247	1,066	1,623	1,062

Oil revenue

Net revenue for the three and nine months ended September 30, 2006 increased $3.9 million and $8.7 million, respectively, over the comparable periods of 2005 due to the combination of increased volumes, average sales price per barrel and the mix of export and domestic sales. Beginning in August 2005, we were able to sell oil in the export market in addition to the local domestic market, thus realizing a higher average price. In the third quarter of 2006, approximately 86,400 barrels (“Bbl”) were sold in the export market at an average price of $49.05 per Bbl, while 149,855 Bbls were sold in the local domestic market at an average price of $26.17 per Bbl. In the third quarter of 2005, approximately 76,650 Bbls were sold in the export market at an average price of $41.09 per Bbl and 29,900 Bbls were sold in the domestic market at an average price of $24.64 per Bbl.

For the nine months ended September 30, 2006, we sold in the export market 219,274 Bbls of oil at an average price of $47.19 per Bbl compared to 76,650 Bbls at an average price of $41.09 per Bbl, for the comparable period of 2005. Domestic sales for the first nine months of 2006 totaled 247,805 Bbls at an average price of $25.15 per Bbl compared to 199,176 Bbls at an average price of $20.10 per Bbl, for the comparable period of 2005.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of our oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the third quarter of 2006, DD&A of our oil and gas properties was $4.0 million, or $19.27 per Bbl, as compared to $296,000 or $2.78 per Bbl for the third quarter of 2005. For the nine months ended September 30, 2006, DD&A was $9.1 million or $20.46 per Bbl as compared to $713,000 or $2.59 per Bbl for the comparable period of 2005. The increase is primarily a result of the change in classification of reserves attributable to the KT1 reservoir to “proved undeveloped” from “proved developed behind pipe,” due to a change in the assumed field development plan. Under the revised plan, separate wells will be drilled to produce reserves in the KT1, rather than “dual-completing” wells to produce from both the KT2 and KT1 reservoirs simultaneously. As a result, beginning in the fourth quarter of 2005, reserves in the KT1, which account for approximately 50% of our total “proved” reserves as of December 31, 2005, have been excluded from the total reserve base currently being depleted. Costs incurred are now spread over a substantially smaller number of Bbls until such time as additional wells are drilled and reserves, in either the KT1 or KT2 reservoirs, are classified as “proved developed.” In addition, we had an average of 7.1 producing wells in the third quarter of 2006 compared to 3.6 producing wells in the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, we had 6.3 and 3.1 average producing wells, respectively.

Non-oil and gas property DD&A was $112,000 and $353,000, respectively, for the three and nine month periods ended September 30, 2006, as compared to $172,000 and $363,000 for the comparable periods in 2005. The decrease is due primarily to no depreciation expense recognized in 2006 related to our drilling rig that is classified as held for sale. We began depreciating the rig in the second quarter of 2005 when we decided to no longer use the rig in the development of the field. The decrease was partially offset by increased depreciation expense due to additions of transportation and other equipment in Kazakhstan.

Transportation expense

For the three and nine month periods ended September 30, 2006, transportation and storage costs were $350,000 or $1.90 per Bbl, and $1,005,000 or $2.53 per Bbl, respectively. During the third quarter of 2005, we began transporting oil to rail terminals for export sale and incurred transportation and storage costs. For the three and nine month periods ended September 30, 2005, we incurred transportation and storage costs of $118,000, or $0.72 per Bbl. Prior to the beginning of export sales in the third quarter of 2005, all sales were made at the field with the customer being responsible for the transportation costs.

When the initial phase of the central production facility and the pipeline pump station are operational, expected by the end of 2006, we plan to deliver crude oil production directly into the regional pipeline system, which should result in a significant improvement in sales pricing for our crude oil. While transportation costs will increase, the prices received for pipeline sales should be much closer to prevailing world oil prices than our current sales arrangements

Operating and administrative expense - Kazakhstan

For the three month period ended September 30, 2006, operating and administrative expense in Kazakhstan was $6.1 million, as compared to $1.3 million for the same period in 2005. For the nine month periods ended September 30, 2006 and 2005, operating and administrative expense was $10.9 million and $3.3 million, respectively. The increases between periods are primarily a result of increased activity levels due to our accelerated exploration, development and production program of the Field. As a result of the increased activity level, production volumes for the three months and nine months ended September 30, 2006 have increased 111% and 53%, respectively, over the comparable periods in 2005. We had a daily average of 7.1 producing wells for the three months ended September 30, 2006 compared to 3.6 producing wells during the same period of 2005. For the nine months ended September 30, 2006, we had a daily average of 6.3 producing wells compared to 3.1 producing wells for the comparable period of 2005. Additionally, we incurred approximately $1.8 million in expenses associated with workovers on four wells during the third quarter of 2006. In connection with the accelerated development schedule, we added several expatriate operational and marketing personnel to our operations in Kazakhstan beginning in the second quarter of 2006. For the three and nine months ended September 30, 2006, expatriate personnel costs were approximately $422,000 and $1,355,000, respectively, including $265,000 and $1,065,000 for stock-based compensation expense for the three and nine month periods, respectively.

General and administrative expense - Houston

For the three month period ended September 30, 2006, general and administrative expense in Houston was $2.2 million, as compared to $1.3 million for the three month period ended September 30, 2005. General and administrative expenses for the nine months ended September 30, 2006 increased $3.6 million over the same period of 2005. The increases in 2006 are primarily due to the increased costs associated with stock-based compensation expense recognized in the period related to employee stock options and restricted stock grants, the addition of new corporate staff, including our new Chief Operating Officer and Assistant Controller, since the end of the second quarter in 2005 and increased costs associated with regulatory compliance, including Sarbanes-Oxley.

Interest expense

Interest expense, net of capitalized interest of $1.2 million, for the three month period ended September 30, 2006 was $9.6 million, as compared to $2.4 million for the three month period ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, interest expense, net of capitalized interest of $2.3 million and $2.0 million, respectively, was $27.9 million and $4.2 million, respectively. The increase in interest expense for both the three month and nine months ended September 30, 2006 over the comparable periods of 2005 is primarily due to increased debt levels between the periods, as well as the recognition in interest expense of the amortization of both the capitalized financing costs that were incurred and the debt discount that was recorded in December 2005 and May 2006 in connection with our initial private placement of senior secured notes and the subsequent issuance of additional senior secured notes.

Liquidity and Capital Resources

For the nine months ended September 30, 2006 and 2005, our ongoing capital expenditures were $64.6 million and $12.5 million, respectively. Our primary sources of funding have been our private placement of senior secured notes due 2010 and warrants to purchase shares of common stock in December 2005 (as described in more detail below), the additional senior secured notes and shares of our common stock issued in May 2006 and other private placements of common and preferred stock. The total capitalized cost attributable to the Field as of September 30, 2006 was $294.3 million, which includes $14.5 million of capitalized interest.

In December 2005, we and Transmeridian Exploration Inc., our wholly-owned subsidiary (the “Issuer”), issued in a private placement 250,000 units (the “Units”) consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer (the “Existing Notes”) and (ii) warrants to purchase approximately 17.3 million shares of our common stock (the “Warrants”). The Units were issued and sold for a purchase price of $1,000 per Unit. Each Unit consists of $1,000 principal amount of Existing Notes and 69.054 Warrants to purchase an equal number of shares of our common stock. The Existing Notes, which will mature on December 15, 2010, bear interest at the rate of 12% per annum. Interest on the Existing Notes is payable quarterly on March 15, June 15, September 15 and December 15, beginning on March 15, 2006, and at maturity. The first year of interest payments were escrowed and are recorded as restricted cash on the consolidated balance sheet as of September 30, 2006 and December 31, 2005.

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

The Additional Notes have terms and conditions identical to, and are fungible for trading and other purposes with, the Existing Notes. The Additional Notes, like the Existing Notes, are governed by the terms of the Indenture, dated as of December 12, 2005, as supplemented by the First Supplemental Indenture, dated as of December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006, by and among the Issuer, us, the subsidiary guarantors of the Existing Notes and the Additional Notes and the trustee. In July 2006, pursuant to the registration rights agreements entered into in connection with the issuance of the Existing Notes and the Additional Notes, we completed an exchange offer of $290 million aggregate principal amount of the Issuer’s senior secured notes due 2010 registered under the Securities Act of 1933 for all of the outstanding Existing Notes and Additional Notes.

In connection with the issuance of the Additional Notes, the Issuer entered into an amendment to the existing escrow agreement, dated as of December 12, 2005, pursuant to which $3.6 million of the net proceeds from the private placement was deposited into escrow to pay the first three quarterly interest payments due on the Additional Notes. This escrowed amount is recorded as restricted cash on our consolidated balance sheet as of September 30, 2006. The Additional Notes (like the Existing Notes) are fully and unconditionally guaranteed by us and all of our material subsidiaries.

The net proceeds, after expenses, from the private placements of the Units, Additional Notes and Shares have been used to fund the acquisitions of Bramex Management, Inc. and the 10% carried working interest in the Field previously held by Kornerstone Investment Group Ltd., to retire the existing bank credit facility indebtedness of our wholly-owned principal operating subsidiary, JSC Caspi Neft TME, to repay other existing indebtedness and related accrued interest, to pre-fund the first year of interest payments on the Existing and Additional Notes, to fund the exploration and development of the Field and for working capital and general corporate purposes.

Management expects cash flow from operations to continue to improve throughout the remainder of 2006, which will provide a portion of the funds needed to continue our accelerated development plan for the Field and make scheduled interest payments beginning in March 2007. Increased cash flow is dependent upon many factors, including sustaining adequate production and sales rates, oil prices and other factors that may be beyond our control. In the third quarter of 2006, we added a fifth drilling rig to further accelerate development of the Field. Because our production rates have not increased as rapidly as anticipated, we are currently seeking to raise additional funds of approximately $30 million to allow for the continued accelerated development of the Field. If we are unable to secure the additional funds or if current production is not sustainable and cash flows do not increase accordingly within the near term, we will not be able to develop the Field as planned. We will have to significantly reduce our capital program and modify our operational structure in order to fund interest payments and operating expenses.

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

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study. A qualified independent petroleum engineering firm was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with Securities and Exchange Commission guidelines. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

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

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended September 30, 2006 and 2005, we capitalized approximately $1.2 million and $578,000, respectively, of interest costs, which reduced our reported net interest expense, excluding amortization of debt financing costs and debt discount, to $7.5 million and $914,000, respectively. During the nine months ended September 30, 2006 and 2005, we capitalized approximately $2.3 million and $2.0 million, respectively, of interest costs, which reduced our reported net interest expense, excluding amortization of debt financing costs and debt discount, to $21.8 million and $2.1 million, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Consistent with its requirements, we will adopt SFAS No. 157 as of January 1, 2008. We do not expect this standard to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the sate of its year-end statement of financial position, with limited exceptions. The effective date of SFAS No. 158 differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities is required to initially recognize the funded status of defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This standard will have no impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. Consistent with the requirements, we will adopt SAB 108 as of December 31, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our revenues and results of operations depend primarily upon the prices we receive for the oil that we sell. Historically, crude oil prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Crude oil prices are likely to continue to be volatile and this volatility makes it difficult to predict future oil price movements with any certainty. Any declines in oil prices would reduce our revenues, and could also reduce the amount of oil that we can produce economically. As a result, this could have a material adverse effect on our business, financial condition and results of operations. Our crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation and quality.

Interest Rate Risk

At September 30, 2006, we had total debt outstanding of $266.3 million, net of unamortized debt discount of $23.7 million. The debt bears interest at a fixed rate of 12% per annum and the first year’s interest payments (through December 31, 2006) have been escrowed.

Foreign Currency Risk

Our functional currency is the U.S. dollar. The financial statements of our foreign subsidiaries are measured in U.S. dollars. Accordingly, transaction costs for the conversion to various currencies for foreign operations are recognized in consolidated earnings at the time of each transaction.

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized. Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) include, but are not limited to, the risks described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, as well as our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and related products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of oilfield equipment, goods and services, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosure About Market Risk” and elsewhere included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting discussed below. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of this material weakness, our disclosure controls and procedures as of September 30, 2006 were not effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weakness, we have taken additional steps in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

To address the issues associated with the material weakness, we have made changes in our internal controls over financial reporting in 2005 and in 2006 through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve the control environment. The changes made since late 2005 and through the date of this quarterly report include, among others:

•	appointing a new Vice President and Chief Accounting Officer, effective September 2005;

•	appointing a new Vice President, General Counsel and Secretary in January 2006;

•	appointing a new Vice President and Chief Operating Officer in June 2006;

•	retaining an outside consulting firm to assist us in the evaluation and testing of our internal control system. In the course of this work we have identified improvement opportunities related to our accounting and financial reporting processes and we are currently evaluating the impact and how best to implement these opportunities;

•	retaining an outside accounting firm to assist us in the preparation of complex tax calculations and disclosures related to our public filings and to prepare tax records and returns;

•	hiring an additional certified public accountant, who joined the company in June 2006, to assist with the preparation of required SEC disclosures and with our internal financial reporting requirements; this new employee will also assist in the interpretation and application of new accounting standards and the effect of such standards on our financial reporting; our management will continue to evaluate our accounting function with respect to the number of personnel needed and determine whether our requirements are best satisfied through the hiring of internal personnel on a full-time or part-time basis, outsourcing or a combination thereof; and

•	implementing a new fixed asset accounting package to record and track assets, as well as calculating periodic depreciation expense.

Although these organizational and process changes have improved our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions, many of the initiatives were either recently initiated or are being further refined, enhanced and tested as of September 30, 2006. As a result, they were not considered effective in remediating the material weakness as of that date. We will continue our efforts to improve our control environment and to focus on:

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

We have not finalized a long-term production contract with the government of Kazakhstan.

We currently produce and sell oil pursuant to an exploration contract with the government of Kazakhstan which, as a result of a two-year extension granted to us in October 2006, now expires in April 2009. Under our exploration contract and the Law of Petroleum, we hold the exclusive right to negotiate and execute a production contract with the Ministry of Energy and Mineral Resources (“MEMR”) in the event of a commercial discovery in the license area, and the government is required to conduct these negotiations. In December 2004, the State Committee on Reserves approved commercial reserves for development and exploitation in the South Alibek Field. On this basis, the MEMR granted us the exclusive right to execute a long-term production contract in June 2005. We concluded negotiations of the final commercial and legal terms of the contract in September 2005, when the working group of the MEMR formally approved the draft production contract. The final draft was then circulated to the relevant governmental ministries and committees for their formal acceptance prior to contract execution. In the course of this process, several of these governmental bodies requested additional changes to the contract, most of which we successfully negotiated and included in the written contract.

As of November 2, 2006, the approval of one remaining government ministry was still pending. Once this final approval is obtained, the production contract will need to be signed by the prime minister, at which time it will be effective. We believe that this approval will be obtained; however, there can be no assurance that we will be successful in finalizing the production contract. If we are unable to finalize the production contract in a timely manner or at all, our business, financial condition and results of operations could be materially and adversely affected.

Item 6. Exhibits.

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

Transmeridian Exploration Incorporated

/s/ Earl W. McNiel
Date: November 6, 2006	Earl W. McNiel Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.