Form 10-K
period 2006-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2007-03-16
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $410.6 million on June 30, 2006 based upon the closing sale price of common stock on such date of $5.70 per share on the American Stock Exchange. As of March 12, 2007, the registrant had 101,245,877 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders to be held in

May 2007 are incorporated by reference into Part III of this Form 10-K.

i

PART I

Item 1.	Business.

Transmeridian Exploration Incorporated is an independent energy company engaged in the business of acquiring, developing and producing oil and natural gas. Our activities are primarily focused on the Caspian Sea region of the former Soviet Union. We currently have projects in Kazakhstan and southern Russia and are pursuing additional projects in the region. Our primary oil and gas property is the South Alibek Field in the Republic of Kazakhstan, covered by License 1557 and the related exploration and production contracts. We conduct our operations in Kazakhstan through our wholly owned subsidiary, JSC Caspi Neft TME, a joint stock company organized under the laws of Kazakhstan. Our interest in both Caspi Neft and the South Alibek Field is 100%. We were founded in 2000 as a Delaware corporation.

At December 31, 2006, our estimated total net proved reserves were 67,189,186 barrels of oil. All of these reserves are attributable to the South Alibek Field. The present value of the estimated future net revenues from our proved reserves before income tax, discounted at 10% per annum, based on prices being received as of December 31, 2006 and with oil pricing assumptions held constant throughout the estimated producing life of the reserves, was $514,129,115. The estimates of our proved reserves and the present value of the estimated future net revenues from our proved reserves have been prepared by Ryder Scott Company, independent petroleum engineers, in accordance with SEC guidelines.

We are in the early stages of developing the South Alibek Field. As of December 31, 2006, 5,137,711 barrels of oil, or approximately 8% of the South Alibek Field’s estimated net proved reserves, were classified as proved developed reserves. The balance of our estimated proved reserves are classified as proved undeveloped and will require the drilling of future wells to produce these reserves. We have an active development program in the South Alibek Field, including plans to drill wells that are not currently included within the boundaries of our proved reserves. See Item 2, “Properties—Proved Reserves” below and note 13 of the notes to our consolidated financial statements for further information about our estimated proved reserves.

Strategy

Our strategy is to increase our reserves, production and cash flows by (i) acquiring and developing oil and gas reserves, (ii) exploring for new reserves and (iii) optimizing production and value from our existing reserve base. We prefer to target medium-sized fields with proved or probable reserves, relatively low entry costs and significant upside reserve potential. Through the industry contacts, technical knowledge and experience of our management team, we believe we can successfully identify, obtain financing for and acquire additional properties in the Caspian Sea region.

Customers

In 2006, approximately 37% of our sales were into the local market to multiple purchasers, and 63% were export sales to three different purchasers. Our oil sales revenues to date are derived solely from our operations in Kazakhstan. In fiscal year 2004, we sold oil exclusively to customers located in Kazakhstan and neighboring countries. Beginning in August 2005, we began export sales by rail in the international markets. The rail terminal is accessed by truck from our field facilities. Pipeline shipments, which are the preferred and most cost effective method of accessing the export markets, began in March 2007, with first sales expected in April 2007. See Item 2, “Properties—Transportation and Marketing” below for further discussion of our current transportation and marketing arrangements and future plans. See also Item 1A, “Risk Factors—Our business and results of operations depend on our ability to transport our production to viable markets and on the price at which we can sell our production.”

Competition

The oil and gas industry is highly competitive, and our future business plans could be jeopardized by competition from larger and better-financed companies. We compete for reserve acquisitions, exploration leases, licenses, concessions and marketing agreements against companies with financial and other resources substantially greater than ours. Many of our competitors have more established positions and stronger governmental relationships, which may make it more difficult for us to compete effectively with them. In Kazakhstan, as of February 28, 2007, more than 100 fields (approximately 44% were under foreign ownership, and we estimate there are 45 non-Kazakh companies operating these fields. We believe Lukoil and Chinese National Petroleum Corporation (“CNPC”) are the largest foreign-owned petroleum companies operating in Kazakhstan, both of which have made recent significant reserve acquisitions. A high level of interest by non-Kazakh companies also exists in the other most prospective oil and gas areas of the Caspian Sea region. See Item 1A, “Risk Factors—Competition in our industry is intense, and many of our competitors in the Kazakhstan region have greater financial and other resources than we do.”

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

Offices and Employees

Our corporate headquarters are in Houston, Texas, where we lease 6,725 square feet of office space. As of February 28, 2007, we had 12 full-time employees in Houston. We also maintain three offices in Kazakhstan, the first an administrative office in Aktobe, Kazakhstan, where we lease approximately 9,020 square feet of office space and have 73 full-time employees, the second a small administrative office in Almaty, Kazakhstan, where we have seven employees and the third a small administrative office in Astana, Kazakhstan where we have two employees. Our field operations for the South Alibek Field have approximately 125 employees.

Availability of Reports

We make available free of charge on our internet website, www.tmei.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available free of charge on our internet website other electronic filings that we make with the SEC as well as the Forms 3, 4 and 5 filed by our directors and executive officers with respect to their beneficial ownership of our common stock. These filings and reports are also available on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

We have a history of losses.

We have a history of losses. We incurred net losses of approximately $3.8 million, $20.5 million and $53.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. Our results of operations in the future will depend on many factors, but largely on our ability to execute our exploration and development program and successfully market our current and future production. Our failure to achieve profitability in the future could adversely affect the trading price of our common stock and our ability to raise additional capital and, accordingly, our ability to grow our business.

Significant capital expenditures are required to execute our development program.

Our development and production activities, including our exploration contract with the government of Kazakhstan, require us to make substantial capital expenditures. Historically, we have funded our capital expenditure requirements through a combination of cash flows from operations, borrowings under bank credit facilities, private placements of our common stock, preferred stock and debt securities and borrowings from our affiliates. Our cash flows from operations are subject to a number of variables, such as the level of production from our wells, the price of oil, and our success in developing and producing our reserves. If our revenues do not increase sufficiently as a result of any of these variables, or our access to capital becomes limited, we may not be able to meet our capital expenditure requirements, which could, in turn, materially and adversely affect our business, financial condition and results of operations.

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

Oil and gas operations are hazardous and may expose us to environmental liabilities.

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

The information incorporated by reference herein contains estimates of our proved reserves and the estimated future net revenues from our proved reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex. The process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. Therefore, these estimates are inherently imprecise.

We engage an independent petroleum engineering firm to review our estimates of our proved reserves. During 2006, 2005 and 2004, their review covered 100% of the reserve value. Estimates of our proved reserves are made using available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves most likely will vary from these estimates. Such variations may be significant and could materially affect the estimated quantities of, and future net revenues from, our proved reserves. In addition, we may adjust estimates of our proved reserves to reflect production history, results of exploration and development drilling, prevailing oil and gas prices and other factors, many of which are beyond our control. Our properties may also be susceptible to hydrocarbon drainage from production by operators on adjacent properties. In addition, our reserves are contained in carbonate reservoirs, and there is a larger uncertainty inherent in carbonate reservoirs as compared to sandstone reservoirs.

At December 31, 2006, approximately 92% of our estimated net proved reserves (by volume) were undeveloped. Recovery of undeveloped reserves requires significant capital expenditures and successful drilling operations. Our reserve estimates include the assumption that we will make significant capital expenditures to develop the reserves. You should be aware that our estimates of such costs may not be accurate, development may not occur as scheduled and our results may not be as estimated.

You should not assume that the present values referred to in the information incorporated by reference herein represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of present values are based on prices and costs as of the date of the estimates. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimates. There are currently no economic markets for our natural gas production and our gas reserves have been given no value in the future net cash flow data incorporated by reference herein.

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

A writedown of the capitalized cost of individual oil and gas properties could occur when oil and gas prices are low or if we have substantial downward adjustments to our estimated proved oil and gas reserves, increases in our estimates of development costs or nonproductive exploratory drilling results. A writedown could adversely affect the trading price of our common stock.

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

We are subject to risks inherent in international operations, including adverse governmental actions, political risks, expropriation of assets and the risk of civil unrest or war. Our oil and gas properties are located in Kazakhstan, which until 1990 was part of the Soviet Union, and in Dagestan, which is an autonomous region within the Russian Federation. Kazakhstan and Russia retain many of the laws and customs from the former Soviet Union, but have developed and are continuing to develop their own legal, regulatory and financial systems. As the political and regulatory environment changes, we may face uncertainty about the interpretation of the agreements to which we are party and, in the event of dispute, we may have limited recourse within the legal and political system.

We conduct all of our operations internationally and are subject to the Foreign Corrupt Practices Act and similar local laws. A determination that we violated this act or a similar local law may subject us to significant fines and other penalties and damage our reputation and, in turn, materially and adversely affect our business, financial condition and results of operations.

We conduct all of our operations internationally and, as a U.S. corporation, we are subject to the restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our local partners and representatives, even though such partners and representatives are foreign companies and/or non-U.S. citizens that are not subject to the FCPA.

Our policies mandate strict compliance with the FCPA and similar local laws prohibiting improper payments to government officials. Nonetheless, we cannot assure you that our policies will always protect us from reckless or criminal acts committed by our employees or our local partners and representatives that would violate the FCPA and/or a similar local law.

While our management does not have any knowledge or indication of any violation of the FCPA or a similar local law and while we are committed to conducting our business in a legal and ethical manner, we cannot assure you that a yet-undiscovered violation of the FCPA or a similar local law has not occurred previously or that a violation of the FCPA or a similar local law will not occur in the future. Any determination that we have violated the FCPA or a similar local law could subject us to significant fines and other penalties and damage our reputation, which could, in turn, materially and adversely affect our business, financial condition and results of operations.

Our business and results of operations depend on our ability to transport our production to viable markets and on the price at which we can sell our production.

Our future success depends on our ability to transport and market our production either within Kazakhstan or through export to other markets. Our ability to sell our production and, in turn, our revenues could be materially and adversely affected by issues which are outside our control relating to the crude oil transportation infrastructure both within and outside Kazakhstan. The exportation of oil from Kazakhstan depends on access to transportation routes, primarily pipeline systems, which can have limitations.

Prior to March 2007, we exported our oil exclusively by rail. The rail terminal is accessed by truck from our field facilities. We believe, but cannot assure you that, pipeline shipments, which began in March 2007, will result in higher realized prices for our crude oil than our previous marketing arrangements. Moreover, unless we maintain access to pipelines to transfer our crude oil out of Kazakhstan, the prices at which we sell our crude oil may remain well below world market prices.

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

Our substantial indebtedness could adversely affect our financial condition, our access to capital and our ability to grow.

We have substantial debt, namely our senior secured notes due 2010, and, in turn, substantial debt service requirements, which could limit our ability to execute our development program. In addition, our ability to make payments on our senior secured notes due 2010 and any future indebtedness we may incur depends on our ability to generate sufficient cash flow. We cannot assure you that:

•	our business will generate sufficient cash flow from operations to service our indebtedness;

•	future borrowings or proceeds from equity issuances will be available in an amount sufficient to enable us to pay our indebtedness on or before the maturity date of such indebtedness; or

•	we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Factors beyond our control may affect our ability to service our indebtedness. These factors include those discussed in this “Risk Factors” section of this prospectus.

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

Covenants in the indenture governing our senior secured notes due 2010 and the terms of our redeemable convertible preferred stock impose significant restrictions on us.

The indenture governing our senior secured notes due 2010 and the terms of our redeemable convertible preferred stock contain a number of covenants imposing significant restrictions on us. The restrictions these covenants place on us include restrictions on our repurchase of, and payment of dividends on, our capital stock and limitations on our ability to incur additional indebtedness, make investments, engage in transactions with affiliates, sell assets and create liens on our assets. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise and, in turn, may materially and adversely affect our business, financial condition and results of operations.

Competition in our industry is intense, and many of our competitors in the Kazakhstan region have greater financial and other resources than we do.

We operate in the highly competitive areas of oil exploration, development and production. We face intense competition from both major and other independent oil and natural gas companies in seeking to acquire:

•	desirable producing properties or new leases for future exploration; and

•	the equipment, expertise and personnel necessary to develop and operate our properties.

Many of our competitors have financial and other resources substantially greater than ours and, moreover, some of them are fully integrated oil companies with operations in the exploration, development, production, pipeline transportation, refining and marketing sectors of the oil and gas industry. These companies may be able to pay more for development prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. As a U.S. company, we are also subject to various laws and regulations to which some of our competitors may not be subject, such as the FCPA, which could adversely affect our ability to compete with such parties in the Caspian Sea region.

In addition, our ability to develop and exploit our oil and natural gas properties and to acquire additional properties in the future will depend upon our ability to successfully conduct operations, evaluate and select suitable properties and successfully consummate transactions, and there can be no assurance that we will be able to do so.

Compliance with governmental regulations could be costly and could adversely affect our competitiveness.

Our operations are subject to various levels of government controls and regulations in the United States, Kazakhstan and Russia, including environmental controls and regulations. It is not possible for us to separately calculate the costs of compliance with these controls and regulations, as such costs are an integral part of our operations.

In Kazakhstan and the Russian Federation, legislation affecting the oil and gas industry is under constant review for amendment or expansion. Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations which affect the oil and gas industry, some of which carry substantial penalties for failure to comply. These laws and regulations can have a significant impact on the oil and gas industry by increasing the cost of doing business and, consequentially, can adversely affect our results of operations. Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

In late 2006, new regulations on gas flaring became effective in Kazakhstan. The regulations stipulate the payment of fines for flaring gas in excess of permitted limits, even if the operator has a gas utilization plan approved by the government. Our gas utilization project approved prior to these regulations did not require elimination of flared gas prior to project implementation, which, under the contract with our current vendor, was scheduled for late 2007. Under the new regulations, however, we may be required to curtail production or pay a fine as early as the second quarter of 2007. We are pursuing all available options, including procuring the necessary gas handling equipment from other vendors who may have a faster delivery schedule than our current vendor, increasing our permitted flaring volumes and obtaining a waiver or extension of the compliance deadline. If we are not successful in these efforts, we may incur substantial fines or be subject to production curtailments, either of which could have a material adverse effect on our business, financial condition or results of operations.

The loss of key personnel could have an adverse effect on our business.

Our success is dependent on the performance of our senior management and key technical personnel. The loss of our chief executive officer or other key employees could have a material and adverse effect on our business. We do not carry life insurance covering any of our senior management or key employees.

If we fail to maintain an effective system of internal control over our financial reporting, our ability to meet our reporting obligations and provide timely and accurate financial statements and, in turn, investor confidence in our financial reports and the trading price of our common stock could be adversely affected.

In connection with our management’s assessment of the effectiveness of our internal control over our financial reporting as of December 31, 2005, we concluded that we did not maintain effective internal control over our financial reporting due to a material weakness resulting from our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise to enable us to maintain adequate controls over our financial accounting and reporting processes regarding our accounting for non-routine and non-systematic transactions. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement in our annual or interim financial statements would not be prevented or detected. This material weakness resulted in us recording certain accounting adjustments prior to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2005.

As further described in Item 9A “Controls and Procedures” herein, as a result of the remedial measures we implemented beginning in late 2005, we remediated this material weakness during 2006 and concluded that our internal control over financial reporting was effective as of December 31, 2006. However, despite the remedial measures that we implemented and our continuing efforts to improve our internal control over financial reporting, we may not be able to implement and maintain effective internal control over financial reporting in the future. Moreover, we have experienced from time to time deficiencies in our internal control over financial reporting that have not risen to the level of a material weakness. Although we have been able to remediate these deficiencies in the past, we cannot assure you that a material weakness will not exist in the future, as additional deficiencies in our internal control over financial reporting may be discovered which may rise to the level of a material weakness.

Any failure to remedy additional deficiencies in our internal control over our financial reporting that may be discovered in the future or to implement new or improved controls, or difficulties encountered in the implementation of such controls, could adversely affect our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that our internal control over financial reporting is effective when it provides an assessment of our internal control over financial reporting and, moreover, affect the results of our independent registered public accounting firm’s attestation report regarding our management’s assessment. Inferior internal control over financial reporting could also subject us to the scrutiny of the SEC, the American Stock Exchange (on which our common stock is listed and traded) and other regulatory bodies and could cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our common stock.

Risks Relating to Our Common Stock

We have not previously paid dividends on our common stock and do not anticipate doing so in the foreseeable future.

The indenture governing our senior secured notes due 2010 restricts, and any indentures and other financing agreements that we may enter into in the future may limit, our ability to pay cash dividends on our capital stock. Specifically, under the indenture governing our senior secured notes due 2010, we may pay cash dividends and make other distributions on or in respect of our capital stock, including our common stock, only if certain covenants are met.

Furthermore, under Delaware law, cash dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Our ability to pay cash dividends on our capital stock, including our common stock, would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital. However, even if adequate surplus is available to pay cash dividends on our common stock, we may not have sufficient cash to pay dividends on our common stock.

Moreover, we have not in the past paid any dividends on the shares of our common stock and do not anticipate that we will pay any dividends on our common stock in the foreseeable future. In addition to the above restrictions and limitations, our ability to pay dividends on our common stock is conditioned by the terms of our 15% Senior Redeemable Convertible Preferred Stock (“Senior Preferred”) and our Series A cumulative convertible preferred stock. Any future decision to pay a dividend on our common stock and the amount of any dividend paid, if permitted, will be made at the discretion of our board of directors.

We have outstanding, and may issue additional shares of, preferred stock that could adversely affect the holders of shares of our common stock.

Our board of directors is authorized to issue additional classes or series of shares of our preferred stock without any action on the part of our stockholders, subject to the limitations of our Senior Preferred. Our board of directors also has the power, without stockholder approval and subject to the terms of our Senior Preferred, to set the terms of any such classes or series of shares of our preferred stock that may be issued, including voting rights, dividend rights, conversion features, preferences over shares of our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue shares of our preferred stock in the future that have preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue shares of our preferred stock with voting rights that dilute the voting power of shares of our common stock, the rights of holders of shares of our common stock or the trading price of shares of our common stock could be adversely affected. In addition, as of February 28, 2007, we had outstanding 594.804 shares of our Series A cumulative convertible preferred stock. Our outstanding Series A cumulative convertible preferred stock may be converted at any time (subject to the satisfaction of certain notice requirements) into approximately 5,948,040 shares of our common stock, which could dilute the value of our common stock to our then-current common stockholders and could adversely affect the trading price of our common stock.

Our common stock has experienced, and may continue to experience, price volatility. The limited trading volume of our common stock may contribute to this price volatility.

The trading price of our common stock has been, and may continue to be, highly volatile. We believe the volatility of the trading price of our common stock is due to, among other things, the results of our drilling program, current expectations of our future financial performance, prices of oil and natural gas and the volatility of the stock market in general.

Moreover, our common stock, which began trading on the American Stock Exchange in March 2005, does not have substantial trading volume. For the 12 months ended February 28, 2007, the average daily trading volume of our common stock as reported by the American Stock Exchange was approximately 592,000 shares, which represented less than 0.6% of our outstanding shares of common stock (as of February 28, 2007). As a result, relatively small trades of our common stock may have a significant impact on the price of our common stock and, therefore, may contribute to the price volatility of our common stock.

Because of the limited trading volume of our common stock and the price volatility of our common stock, you may be unable to sell your shares of our common stock when you desire or at the price you desire. Moreover, the inability to sell your shares of our common stock in a declining market because of such illiquidity or at a price you desire may substantially increase your risk of loss.

The trading price of our common stock could be adversely affected by sales and issuances of our common stock in the public markets.

As of February 28, 2007, based on the information available to us, our three largest stockholders (which include Mr. Lorrie T. Olivier, our chairman of the board, president and chief executive officer) beneficially owned approximately 32%, and our directors and officers beneficially owned approximately 22%, of the then-outstanding shares of our common stock.

Sales of our common stock by these stockholders, or the perception that such sales might occur, could have a material adverse effect on the trading price of our common stock or could impair our ability to obtain capital through future offerings of equity securities. In addition, the trading price of our common stock could decline as a result of issuances by us of additional shares of our common stock pursuant to our existing shelf registration statement or otherwise. The trading price of our common stock could also decline as the result of the perception that such issuances could occur.

Our directors and officers control a significant portion of our common stock and, as a result, may be able to significantly influence matters requiring the approval of our stockholders.

As of February 28, 2007, based on the information available to us, our directors and officers beneficially owned approximately 22% of the then-outstanding shares of our common stock, representing approximately 22% of the then-combined voting power of our common stock and Series A cumulative convertible preferred stock (which vote together as a class) (approximately 21% of the then-combined voting power, if the beneficial ownership cap applicable to our Series A cumulative convertible preferred stock did not prevent, as of February 28, 2007, the voting of all such shares by the holder thereof). As a result, our directors and officers, acting together, may be able to significantly influence matters requiring the approval of our stockholders.

Provisions in our amended and restated certificate of incorporation, the indenture governing our senior secured notes due 2010 and provisions under Delaware law may inhibit a takeover of our company.

Under our amended and restated certificate of incorporation, our board of directors is authorized, subject to the terms of our Senior Preferred, to issue shares of our common or preferred stock without the approval of our stockholders. Issuance of these shares could make it more difficult to acquire our company without the approval of our board of directors as more shares would have to be acquired to gain control.

In addition, upon a change of control of our company, each holder of our senior secured notes due 2010 may require us to purchase all or a portion of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount of such holder’s notes, together with accrued and unpaid interest, if any, to the date of purchase. Moreover, upon a change of control of our company, each holder of our Senior Preferred may require us to redeem (provided we are permitted to do so by the terms of our then-outstanding indebtedness) all or a portion of such holder’s shares of our Senior Preferred at a redemption price per share equal to the sum of $100 plus all accrued and unpaid dividends on such share. Also, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

These provisions may deter hostile takeover attempts that could result in an acquisition of us that would have been financially beneficial to our stockholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Petroleum Industry in Kazakhstan

Kazakhstan was one of 15 independent republics that comprised the former Soviet Union. After gaining independence in 1991, it joined with Russia and several other former Soviet republics in the Confederation of Independent States, a union of economic and political cooperation. Kazakhstan is an area of significant investment activity for the international oil and gas industry. Based upon publicly available information, as of February 28, 2007, Kazakhstan’s proved reserves rank it among the top 15 countries in the world, with over 250 producing oil fields and 26 billion barrels of proved reserves. Its current production is approximately 1.3 million barrels of oil per day, of which approximately 80% is exported.

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

Acquisition of the South Alibek Field

In May 1999, we engaged Kornerstone Investment Group, Ltd. (“Kornerstone”) to identify and assist in the acquisition of oil and gas properties in Kazakhstan and elsewhere in the Caspian Sea region. Since we had not received any significant funding at that time, the consulting agreement with Kornerstone provided that Kornerstone’s compensation would be in the form of a 10% carried working interest (which we reacquired from Kornerstone in December 2005) in all properties shown to us and in which we acquired an interest. The controlling shareholder of Kornerstone is a citizen of Kazakhstan who is involved in oil and gas production and other business endeavors. This individual is also currently employed on a part-time basis as a consultant and manager of Caspi Neft.

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

The South Alibek Field was first identified by an Alibekmola Field delineation well, known as Alibekmola 29, drilled by a geological association of the Kazakhstan government. It was determined to be in a separate fault block adjacent to the Alibekmola Field, and in 1996 produced flowing oil from several intervals in the Middle-Lower Carboniferous (“KT2”) reservoirs during well testing. Due to lack of funds for further drilling, the area was offered for public tender and was awarded in the tender to a subsidiary of AIL Alpha Corporation, Ltd. License 1557 was granted to the subsidiary in April 1999. In March 2000, we acquired this subsidiary. Subsequent work by us resulted in this license area being designated as the South Alibek Field.

License and Exploration Contract

License 1557 originally covered 3,396 acres when we acquired it in March 2000. During 2001, based on our technical review and analysis of the probable productive area of the Field, we applied to the MEMR to expand the area covered by the license. In November 2001, our application was approved and the area was expanded to an area of 14,111 acres.

The exploration contract associated with License 1557 had an original six-year term which expired in April 2005 and has been extended through April 2009. The exploration contract required capital expenditures during the initial period of approximately $18.0 million, which was satisfied and $30.5 million during the first two-year extension, which has also been satisfied. The latest two-year extension, which expires in April 2009, requires an additional commitment of $28.1 million for development of the Field. During the primary and extended terms of the exploration contract, we can produce from wells under a test program and pay a 2% royalty to the government.

Production Contract

Under our exploration contract and the Law of Petroleum, we held the exclusive right to negotiate and execute a production contract with the MEMR in the event of a commercial discovery in the area of our License 1557, and the government was required to conduct these negotiations. In December 2004, the State Committee on Reserves (“SCR”) approved commercial reserves for development and exploitation in the South Alibek Field. On this basis, the MEMR granted us the exclusive right to execute a long-term production contract in June 2005.

In December 2006, the production contract governing the operations for the development of the Field was signed and became effective. The terms of the production contract establish the royalty and other payments due to the government in connection with our production of oil and gas. A bonus payment of $0.6 million was payable upon execution, based on the SCR reserves audit approving the commercial discovery, which defined the initial production area of 3,500 acres, or about 25% of the total area under license. If additional area is added on the basis of successful exploratory drilling, additional bonus payments would be assessed at a rate of 0.1% of the recoverable reserves added. The contract also allows the government to recover approximately $4.7 million of historical exploration costs incurred before privatization out of future revenues beginning in January 2007 at a rate of approximately $50,000 per quarter.

The production contract is tax and royalty based. Under this financial arrangement, we will pay 100% of the development and operating costs and will be entitled to receive 100% of the revenues from the Field, subject to a royalty based on production from the Field and corporate income taxes. The royalty is a “sliding scale” based on annual production, ranging from 2% to 2.5% for production up to approximately 60,000 barrels per day. Corporate income taxes in Kazakhstan vary from 30% to 40%. Additionally, there is an excess profit tax on oil and gas production which can vary from 15% to 60% based on the ratio of net income to deductions. These taxes can significantly affect the economics of the project. The government may also require that we make available, if requested, up to 20% of our production to local refineries at domestic market prices. We would expect these prices to be lower than prices we would receive in the export market. However, our transportation costs would likely be lower as well. Most of the smaller producers in the region are not currently being required to sell into the domestic market and we do not expect this to change.

Overview of Regional Geology

The South Alibek Field is located in a fairway of large fields in northwestern Kazakhstan within the prolific Pre-Caspian Basin. Within 20 miles of the South Alibek Field are three giant producing fields with resources estimated between 500 million to 1 billion barrels each: the Kenkiyak and Zhanazhol Fields and the immediately adjacent Alibekmola Field. Production from the area’s carbonate reservoirs was first established in the 1950s, before the area was limited to military use and closed to oil and gas activity for 20 years. The Zhanazhol Field was the first to be discovered following the release of some of the area to exploration in the 1970s, and is now producing from the Upper-Middle Carboniferous (“KT1”) and Middle-Lower Carboniferous (“KT2”) reservoirs. The Alibekmola Field was discovered in the 1980s as additional areas were released, with production tests and reserves in both the KT1 and KT2 reservoirs. South Alibek was identified by the last well drilled during the delineation of Alibekmola following the breakup of the Soviet Union and independence of Kazakhstan. Development of these fields began after 2000.

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

The KT1 and KT2 are the primary oil bearing reservoirs in all four fields, all of which have established production in the KT2. The KT1 is produced in the Zhanazhol Field. It has been found productive by testing in the Alibekmola and East Zhagabulak Fields, but has not been developed in those fields or in South Alibek. Evaluation of field data indicates reservoir properties of the KT1 and KT2 are very similar in the Alibekmola and South Alibek Fields. As of February 28, 2007, production from the Zhanazhol and Alibekmola fields is estimated to be in excess of 100,000 and 20,000 barrels of oil per day, respectively.

Within the South Alibek Field, the KT1 and KT2 reservoirs are porous and fractured carbonates of shallow marine-terriginous origin. The porosity is both primary and secondary, by diagenesis to dolomite and by fracturing. Porosity averages between 9-10% for both the KT1 and KT2, and is estimated as high as 15% in the KT2 and 20% in the KT1 from core analysis of open porosity. Permeability estimates range between 5mD to 300mD. The identified net thickness of the oil bearing reservoir averages approximately 200 feet for both the KT1 and KT2. The KT2 reservoir is a series of massive stacked platform carbonates, subdivided into five stratigraphically defined zones, totaling more than 3,000 feet thick, with the top at approximately 10,500 feet in depth. The shallower KT1 is subdivided into three zones: the lowest zone is a series of massive stacked platform carbonates and the shallower zones are more characteristic of the back-stepping progradational nature of the carbonate platform The top of the KT1 reservoir is at a depth of approximately 7,000 feet, and is about 2,300 feet thick.

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

As of December 31, 2006, we owned a 100% working interest in the South Alibek Field, subject to Kazakhstan government royalties and a 3.5% net revenue interest in favor of a third party. The effect of these interest deductions is reflected in the calculation of our net proved reserves. Our proved reserves have been prepared under the assumption that our production contract will allow production for the expected 25-year term of the contract, as more fully discussed above under “Production Contract.” Based on forecast production volumes, the average royalty over the term of the production contract is expected to be 2.2% or less.

Net Proved Crude Oil Reserves and Future Net Cash Flows

As of December 31, 2006

(Quantities in barrels)

Actual
Proved Developed	5,137,711
Proved Undeveloped	62,051,475

Total Proved Reserves	67,189,186

Future Net Income Before Income Taxes, Discounted @10%	$514,129,115

Standardized Measure of Discounted Future Net Cash Flows	$478,665,112

The following table shows the number of developed and undeveloped acres in the South Alibek Field as of the dates indicated:

	As of December 31,
	2006	2005	2004
Developed acres	800	640	232
Undeveloped acres	1,600	1,360	1,448

Total acreage	2,400	2,000	1,680

For information regarding our production from the South Alibek Field, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Transportation and Marketing

Oil producers in the area of the South Alibek Field utilize both the KazTrans Oil and Russian Transneft pipeline systems to export crude oil to regional hub locations such as Samara, Ukraine, the Port of Odessa on the Black Sea, the Port of Primorsk on the Baltic Sea and European locations such as Poland, Hungry, Lithuania, Germany and Finland. Pipeline capacity in the area has significantly increased with the opening of the Caspian Pipeline Consortium (“CPC”) pipeline, which ultimately will boost regional export capacity from 250,000 barrels of oil per day to an expected 800,000 barrels of oil per day. Two Soviet-era oil pipelines in the local area of the Field, with combined capacity of 143,000 barrels of oil per day, continue to service nearby producing fields. These pipelines transport oil to the Bestamak rail terminal and the oil refinery in Orsk via Kenkiyak Field, and can be used as a transfer point for oil exchanges to Western markets. Several rail loading oil terminals are also in the area and can be used for export sales. The nearest is the Zhem terminal, which lies approximately 30 miles from the South Alibek Field near the city of Emba.

Two important connecting pipelines in the vicinity of the South Alibek Field became operational in 2003. The Kenkiyak-Atyrau pipeline, with an initial capacity of 120,000 barrels of oil per day, originates at the Kenkiyak Field and provides a link to the CPC pipeline for nearby producing fields, including the Zhanazhol Field. The Alibekmola-Kenkiyak pipeline, operated by KazTransOil, provides direct pipeline access from the Alibekmola Field to the Kenkiyak-Atyrau pipeline for export to western markets via the CPC pipeline. The pump station at the Alibekmola Field is one mile from the site of our central production facilities.

Prior to March 2007, we exported our oil exclusively by rail from various terminals. The rail terminals are accessed by truck from our field facilities. Pipeline shipments, which are the preferred and most cost-effective method of accessing the export market, began in March 2007, with first sales expected in April 2007. The oil is being shipped through the Alibekmola-Kenkiyak pipeline, using the treatment and export facilities of a third party. We expect this arrangement to alleviate the logistical problems we have experienced with the trucking/rail export shipping system. A portion of our oil continues to be sold in the local markets due to storage constraints of the existing field facilities. We anticipate the completion of the initial phase of our central production facility in April 2007 and the installation of our own demercaptan unit in August 2007, after which we will be able to export directly into the pipeline without using third party facilities and incurring a processing fee. See “Item 1. Business—Customers.”

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

Certain information as of March 1, 2007 about our executive officers, including their position or office with the company, is set forth in the following table and accompanying text:

Name	Age	Position(s)
Lorrie T. Olivier	56	Chairman of the Board, President and Chief Executive Officer
Alan W. Halsey	57	Vice President and Chief Operating Officer
Earl W. McNiel	48	Vice President and Chief Financial Officer
Nicolas J. Evanoff	44	Vice President, General Counsel and Secretary
Edward G. Brantley	52	Vice President and Chief Accounting Officer

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

Alan W. Halsey joined the company in June 2006 as our Vice President and Chief Operating Officer. Prior to joining the company, Mr. Halsey managed private investments and was an executive with a family owned construction materials enterprise from April 2002 to June 2006. Mr. Halsey has 31 years experience in the international oil and gas industry, including 28 years with units of Chevron and Texaco. From 2000 until 2002, he served as Chairman and Managing Director of the Texaco Upstream Companies in Nigeria. In this capacity, he was responsible for increasing production and executing Texaco’s shallow and deepwater development plans in Nigeria, where Texaco historically had been a shallow water producer. From 1998 to 2000, he was President of Texaco Petroleum Company, Colombia, and, from 1992 to 1998, he served as Deputy General Manager and then General Manager of Texaco’s Angola operations.

Earl W. McNiel joined the company in July 2004 as our Vice President and Chief Financial Officer. Mr. McNiel has 24 years of experience with public companies, primarily in the energy industry, and has broad experience with corporate finance, M&A and financial reporting. From 1994 until April 2004, Mr. McNiel was a senior officer with Pride International, Inc., an international oilfield services provider and drilling contractor, serving as Chief Financial Officer, Chief Accounting Officer and Vice President of Planning and Corporate Development. Before joining Pride, Mr. McNiel served as Chief Financial Officer of several publicly owned waste management companies and as Manager, Finance with ENSCO International, Inc., an international offshore drilling contractor. He began his career in public accounting with a major international accounting firm.

Nicolas J. Evanoff joined the company in January 2006 as our Vice President, General Counsel and Secretary. Prior to joining the company, he was engaged in the private practice of law as a solo practitioner since January 2005 and with Phillips & Reiter PLLC beginning in May 2005, during which time he served as outside general counsel to the company since May 2005. From April 2002 to October 2004, Mr. Evanoff was employed by Pride International Inc., an international oilfield services provider and drilling contractor, as Vice President – Corporate & Governmental Affairs. Prior to joining Pride, he served as Associate General Counsel and then as General Counsel, Asia & Middle East, of Transocean Inc., an international offshore drilling contractor, from 1997 to 2002. Mr. Evanoff began his legal career with Baker Botts L.L.P. in Houston, Texas, where he practiced corporate and securities law from 1992 to 1997.

Edward G. Brantley joined the company in September 2005 as our Vice President and Chief Accounting Officer. Prior to joining the company, Mr. Brantley was employed by Pride International, Inc., an international oilfield services provider and drilling contractor, from 2000 to September 2005, where he served in several capacities, including Treasurer and Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes, Inc., an international oilfield services provider, for 11 years in various positions, including Controller of Baker Hughes Inteq.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock, par value $0.0006 per share, began trading on the American Stock Exchange under the symbol “TMY” on March 21, 2005; prior to this time, our common stock traded on the OTC Bulletin Board under the symbol “TMXN.” There are 200,000,000 shares of common stock authorized by our amended and restated certificate of incorporation. As of February 28, 2007, we had 101,245,877 shares issued and outstanding, which were held by 93 record owners. The following table presents the high and low sales prices and high and low bid prices (as the case may be) per share for our common stock, as reported by the American Stock Exchange and the OTC Bulletin Board.

2006:	High	Low
Fourth quarter	$4.20	$2.16
Third quarter	$6.05	$3.77
Second quarter	$7.25	$4.28
First quarter	$6.68	$4.25

2005:	High	Low
Fourth quarter	$6.10	$2.66
Third quarter	$4.20	$1.81
Second quarter	$2.75	$1.50
First quarter	$3.00	$1.53

Preferred Stock

We are authorized by our amended and restated certificate of incorporation to issue up to 5,000,000 shares of preferred stock, par value $0.0006 per share. As of February 28, 2007, we had 440,000 shares of our Senior Preferred issued and outstanding, which are held by seven record owners. There is no established trading market for the shares of our Senior Preferred. Additionally, there were 594.804 shares of our Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) issued and outstanding as of February 28, 2007.

Dividend Policy on Common Stock

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to meet our working capital requirements and to finance the future operations of our business. Therefore, we do not plan to declare or pay cash dividends to the holders of our common stock in the foreseeable future. Moreover, our ability to pay dividends on our common stock is restricted by the terms of our Senior Preferred and Series A Preferred and by the indenture governing our senior secured notes due 2010.

The stock performance graph below compares the cumulative total stockholder return on our common stock since February 2, 2002 (the date our common stock began trading on the OTC Bulletin Board) with the cumulative total return on the S&P 500 Index and the American Stock Exchange Oil Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the American Stock Exchange Oil Index on February 2, 2002, and reinvestment of all dividends).

	Feb 2002	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006

Transmeridian Exploration Incorporated	$100.00	$6.00	$40.00	$94.25	$305.00	$172.50
S&P 500 Index	100.00	79.50	100.47	109.50	112.79	128.15
Amex Oil Index	100.00	84.94	106.94	137.07	187.58	225.85

Item 6.	Selected Financial Data.

The following selected financial information should be read in conjunction with the consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share and per barrel amounts)
OPERATING RESULTS:
Oil revenues, net	$24,672	$8,443	$3,923	$797	$—
Loss from operations	(17,725)	(9,823)	(3,305)	(4,915)	(2,936)
Net loss	(53,247)	(20,541)	(3,848)	(5,686)	(3,270)
Net loss attributable to common stockholders	(54,313)	(21,622)	(4,002)	(5,706)	(3,308)
Basic and diluted net loss per share	(0.58)	(0.26)	(0.05)	(0.09)	(0.06)
Oil sales price per barrel	34.54	27.62	11.87	10.52	0.00
Operating cost per barrel produced	10.02	3.98	1.55	3.41	0.00

BALANCE SHEET DATA:
Total current assets	$23,866	$74,705	$29,205	$2,067	$813
Total property and equipment, net of accumulated depreciation	320,806	226,815	70,389	54,560	24,396
Total assets	356,636	313,993	99,810	57,099	26,271
Total current liabilities	18,064	33,697	25,671	31,918	6,637
Long term debt, net of current maturities	267,724	223,407	23,683	24,674	13,752
Stockholders’ equity	25,997	56,703	42,345	506	3,881

CASH FLOW DATA:
Net cash used in operating activities	$(36,000)	$(11,352)	$(10,105)	$(3,654)	$(2,056)
Net cash used in investing activities	(107,235)	(144,703)	(17,647)	(23,640)	(10,299)
Net cash provided by financing activities	120,984	173,752	43,177	27,991	12,873

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis addresses changes in our financial position and results of operations during the three-year period 2004 through 2006.

Management’s primary goals for 2006 were to:

•	accelerate development of the South Alibek Field (the “Field”) by increasing the number of drilling rigs;

•	optimize completions of the existing wells in the Field to maximize production from those wells;

•	continue to improve the price received for our oil sales;

•	complete production and treatment facilities;

•	connect to the regional pipeline system; and

•	finalize a long-term production contract.

While we accomplished many of these goals during the year, we were not able to complete our production and treatment facility by the end of the year. We began shipping our oil by pipeline in March 2007, with first sales expected in April 2007, and we expect this arrangement to alleviate the logistical problems we have experienced with the trucking/rail export shipping system. Because our own treatment facilities were not completed, however, we are delivering oil into the pipeline using the treatment and export facilities of a third party. We anticipate the completion of the initial phase of our central production facility in April 2007 and the installation of our own demercaptan unit in August 2007, after which we will be able to export directly into the pipeline without using third party facilities and incurring a processing fee.

Although world oil markets saw record prices for crude oil in 2006, as increasing demand, unrest in some of the world’s key oil producing regions and geopolitical influences caused prices to rise, the price of Brent (dated) crude peaked at $78.70 per barrel in early August 2006 and then declined through the end of the year. This decline was attributable to increasing stockpiles, warm weather conditions in North America and other factors. OPEC initiated production cuts in November that had some effect, but by January 2007, the average price for Brent (dated) crude was $53.68 per barrel. February’s average price of Brent (dated) crude oil improved to $57.12, but this price nevertheless represents a decline of approximately 27% from the record high in August 2006.

Beginning in the second quarter of 2006, we accelerated the development of the Field by increasing the number of drilling rigs from two to a total of five, along with a completion/workover rig. We spudded 11 new wells in 2006. Eight have been completed, five of those eight are currently producing and the other three are awaiting workover or recompletion. The remaining three wells have either reached total depth and were awaiting completion or were drilling as of February 28, 2007. In addition, in December 2006, we commenced drilling our first horizontal lateral well using an existing vertical wellbore from one of our less productive wells. The well was completed in February 2007 and is currently producing. Management has concluded that our most efficient field development strategy should include horizontal lateral completions on future wells and selected existing wells. As a result, we have reviewed our drilling strategy to determine the optimal number of rigs to operate on a go-forward basis and have determined to reduce the total number of drilling rigs by at least one, from five to four.

In December 2006, the 25-year production contract for the Field was signed and officially registered by the governmental authorities in Kazakhstan. The production contract initially covers the approved 3,500 acre commercial area within the 14,111 acre license area. Under our exploration contract, we have the right to continue exploration activities within the license area and increase the size of the commercial area subject to the long-term production contract. The production contract provides, among other things, a work program commitment of $59.6 million for the continued development of the Field, the recovery by the government of approximately $4.7 million of exploration costs that were incurred prior to privatization, a signature bonus, future commercial discovery bonuses if additional recoverable reserves are found, royalty rates determined using a sliding scale based on production levels of crude oil and annual funding of agreed social projects, training programs and an abandonment fund.

Results of Operations

The following table presents selected operational and financial data for the years ended December 31, 2006, 2005 and 2004, respectively.

	Year ended December 31,
	2006	2005	2004
Revenue, net (in thousands)	$24,672	$8,443	$3,923
Number of barrels sold	752,342	324,355	336,440
Average price per barrel	$34.54	$27.62	$11.87
Production (barrels)	744,042	400,425	313,305
Average daily production (barrels)	2,038	1,097	858

Oil Production and Revenue

Oil production for the year ended December 31, 2006 increased 343,617 barrels (“bbls”), or 86%, over the 400,425 bbls produced in the year ended December 31, 2005. Oil production for 2005 was approximately 28% higher than the 313,305 bbls produced in the year ended December 31, 2004. The increase in 2006 when compared to 2005, and the increase in 2005 from 2004, is primarily the result of the continuing development of the Field as there were a total of eight wells in 2006 contributing to our total production as compared to five wells in 2005 and three wells in 2004.

For the year ended December 31, 2006, we sold (by physical delivery to the purchaser) 752,342 bbls of crude oil at an average price of $34.54 per bbl, for net revenues of $24.7 million. This is a threefold increase in net revenue over 2005 and was driven by the increased volumes available for sale, a higher average sales price per barrel and the mix of export and domestic sales. Beginning in July 2005, we began selling oil in the export market where sales are based upon quoted international market prices for crude oil less applicable discounts for items such as quality, delivery destinations and transportation, in addition to the local domestic market. We continued to emphasize sales in the export market in 2006 and approximately 51%, or 383,016 bbls, of our total barrels sold were in the export market at an average sales price of $42.63 per bbl. We realized an average price of $26.15 per bbl for the 369,325 bbls sold in the domestic market in 2006. During the year ended December 31, 2005, we sold a total of 324,355 bbls of crude oil at an average price of $27.62 per bbl, for net revenues of $8.4 million, as compared to 336,440 bbls of crude oil at an average price of $11.87 per bbl, for net revenues of $3.9 million, for the year ended December 31, 2004.

We recognize revenue from the sale of oil when the purchaser takes delivery of the oil. As of December 31, 2006, we had 54,110 bbls of oil in inventory that had not yet been sold, as compared to 87,296 bbls as of December 31, 2005.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) of our oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the year ended December 31, 2006, DD&A of our oil and gas properties was $14.4 million, or $19.37 per bbl, as compared to $2.4 million, or $6.10 per bbl for the year ended December 31, 2005 and $709,000, or $2.11 per bbl, for the year ended December 31, 2004. The increase is primarily a result of the change in classification of reserves attributable to the KT1 reservoir to “proved undeveloped” from “proved developed behind pipe,” due to a change in the assumed field development plan. Under the revised plan, separate wells will be drilled to produce reserves in the KT1, rather than “dual-completing” wells to produce from both the KT2 and KT1 reservoirs simultaneously. As a result, beginning in the fourth quarter of 2005, reserves in the KT1 have been excluded from the total reserve base currently being depleted. Costs incurred that are to be depleted are now spread over a substantially smaller number of barrels of proved developed reserves until such time as additional wells are drilled and reserves, in either the KT1 or KT2 reservoirs, are classified as “proved developed.” In addition, we have a greater number of wells being depleted in 2006 as compared to prior years due to the acceleration of our drilling program.

Non-oil and gas property DD&A was $506,000 for the year ended December 31, 2006 as compared to $940,000 and $79,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in depreciation expense in 2006 is due primarily to no depreciation expense being recognized during the year with respect to our drilling rig that is classified as held for sale as of December 31, 2005. The decrease was partially offset by increased depreciation expense due to additions of transportation and other equipment in Kazakhstan. The increase in depreciation expense in 2005 from 2004 was due primarily to the expensing of depreciation beginning in the second quarter of 2005 when we decided to no longer use the rig in the development of the Field.

Transportation Expense

For the year ended December 31, 2006, transportation and storage costs were $1.6 million or $2.41 per bbl transported. This increase of approximately $1.3 million over the year ended December 31, 2005 was due primarily to having export sales throughout 2006 as compared to only six months in 2005. In July 2005, we began transporting oil to rail terminals for export sale and incurring transportation and storage costs. Prior to the beginning of export sales, all sales were made at the field with the customer being responsible for the transportation costs. For the year ended December 31, 2005, we incurred transportation and storage costs of $321,000, or $1.54 per bbl, as compared to transportation and storage costs of $155,000 for the year ended December 31, 2004.

When we begin delivering our crude oil production directly into the regional pipeline system, there should be an improvement in sales pricing for our crude oil. While total transportation costs are expected to increase, the prices received for pipeline sales should be closer to prevailing world oil prices than our current sales arrangements

Impairment Loss

In the first quarter of 2006, we reached an agreement to dispose of our drilling rig. An impairment charge writing the value of the rig down to the estimated proceeds and reclassifying the net book value of the rig to a current asset held for sale was recorded as of December 31, 2005. We expect the rig sale to be consummated in the second quarter of 2007.

Operating and Administrative Expense—Kazakhstan

Operating and administrative expenses for the year ended December 31, 2006 increased $11.7 million from the $3.9 million recognized in 2005. For the year ended December 31, 2004, we incurred $3.6 million of operating and administrative expenses. The increases between years are primarily the result of the accelerated development program undertaken in 2006. As a result of the increased activity levels, production volumes in 2006 increased 86% over 2005 levels, which were 28% higher than 2004 volumes as discussed earlier. For the years ended December 31, 2006, 2005 and 2004, we averaged 6.7, 3.5 and 1.8 producing wells, respectively. Because of the increases in production and the acceleration of the development program, we added local personnel to both our operational and administrative staffs during the last three years. We had 207 local employees in 2006 as compared to 148 in 2005 and 126 in 2004. In 2006, we also incurred costs for additional contract personnel for such services as security, roustabouts and drivers due to the increased activity levels. Additionally, we added several expatriate operational and marketing personnel beginning in the second quarter of 2006. Expatriate personnel costs for 2006 are approximately $1.7 million, including $1.2 million for stock-based compensation expense. We did not have any expatriate personnel costs in 2005 and 2004. In 2006, we incurred approximately $3.2 million related to workovers for wells as compared to $603,000 in 2005. We did not perform any well workovers in 2004. The increase in 2005 expenses from 2004 was due primarily to the increases in average operating producing wells and increases in the number of local personnel.

General and Administrative Expense—Houston

For the year ended December 31, 2006, general and administrative expenses in Houston were $10.0 million, as compared to $6.6 million for the year ended December 31, 2005. The increases in 2006 related to the addition of new corporate staff, including our Chief Operating Officer, General Counsel, Chief Accounting Officer and Assistant Controller, since the end of the second quarter of 2005, increased costs for stock-based compensation expense related to employee stock options and restricted stock grants and increased costs related to regulatory compliance, including compliance with the Sarbanes-Oxley Act of 2002. For the year ended December 31, 2004, general and administrative expenses were $2.6 million. The increase in 2005 from 2004 is primarily due to costs incurred for listing on the American Stock Exchange, Sarbanes-Oxley Act compliance and addition of new corporate staff, as well as the cost of stock-based compensation related to employee stock options and restricted stock grants recognized during the year.

Interest Expense

Interest expense, net of the capitalized portion, for the years ended December 31, 2006, 2005 and 2004 was $36.9 million, $10.3 million and $1.4 million, respectively. Capitalized interest for the years ended December 31, 2006, 2005 and 2004 was $4.1 million, $2.5 million and $4.5 million, respectively. The increase in interest expense for 2006 over 2005 is due to the significantly increased average debt levels between the periods, as well as the recognition in interest expense of the amortization of both the capitalized financing costs, approximately $2.7 million, that were incurred and the debt discount, approximately $5.5 million, that was recorded in December 2005 and May 2006 in connection with our initial private placement of senior secured notes and the subsequent issuance of additional senior secured notes, respectively. Approximately $4.4 million of debt discount amortization related to short-term borrowings was recognized in 2005. There were no comparable amounts related to debt discount amortization in 2004.

Liquidity and Capital Resources

For the years ended December 31, 2006, 2005 and 2004, our capital expenditures were $107.3 million, $20.7 million and $17.6 million, respectively. Our primary sources of funding have been private placements of common and preferred stock, borrowings under our credit facilities with a Kazakhstan bank and our private placement of senior secured notes due 2010 and warrants to purchase shares of common stock (as described in more detail below and in notes 5, 6 and 7 of the notes to consolidated financial statements). The total capitalized cost attributable to the South Alibek Field as of December 31, 2006 was $334.8 million, which includes $16.6 million of capitalized interest.

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

The Series A Preferred is convertible at the holders’ option into common stock at a conversion price of $1.40 per share, subject to adjustments in certain circumstances. The holders of the Series A Preferred have full voting rights and powers (subject to a beneficial ownership limitation as described below) equal to the voting rights and powers of the holders of our common stock, and vote together with the holders of common stock as one class. A holder of the Series A Preferred may not, unless it elects in advance not to be governed by this limitation, convert the Series A Preferred into common stock such that the total number of shares of common stock beneficially owned by such holder would exceed 4.999% of our then-issued and outstanding shares of common stock. In July 2006, the conditions for the automatic conversion of the Series A Preferred were satisfied and 229.881 shares of the Series A Preferred were converted into shares of our common stock; the then-remaining 1,189.286 shares of the Series A Preferred were not converted into shares of our common stock due to the 4.999% beneficial ownership limitation specified in the certificate of designations governing the Series A Preferred. In connection with the November 2006 sale by the holders of the then-remaining 1,189.286 shares of the Series A Preferred, an additional 594.482 shares of the Series A Preferred were converted into shares of our common stock in accordance with the automatic conversion and beneficial ownership limitation provisions specified in the certificate of designations governing the Series A Preferred. The 594.804 shares of the Series A Preferred remaining outstanding will convert into shares of our common stock when permitted by the beneficial ownership limitation provisions. All Series A Preferred that remain outstanding ceased to have a preference in liquidation, accrue dividends and enjoy veto participation and certain other preferential rights as of the July 2006 effective date of the automatic conversion. During the years ended December 31, 2006 and 2005, 952.91 shares and 238 shares of Series A Preferred were converted into 9,529,100 and 2,380,000 shares of our common stock, respectively.

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

In August 2005, we issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of $22,500,000. The Convertible Notes, which bore interest at 10% per annum, were repaid in full, including accrued interest, in December 2005. We used a portion of the proceeds from our private placement of senior secured notes and warrants in December 2005 discussed below to repay the Convertible Notes.

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

In December 2005, we and TEI issued in a private placement 250,000 units (the “Units”) consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of TEI (the “Existing Notes”) and (ii) warrants to purchase approximately 17.3 million shares of our common stock (the “Warrants”). The Units were issued and sold for a purchase price of $1,000 per Unit. Each Unit consists of $1,000 principal amount of Existing Notes and 69.054 Warrants to purchase an equal number of shares of our common stock. The Existing Notes, which will mature on December 15, 2010, bear interest at the rate of 12% per annum. The first year of interest payments were escrowed and are recorded as restricted cash on the consolidated balance sheet as of December 31, 2005.

The Existing Notes are secured by first priority pledges of all of the capital stock of TEI and of all of our other material subsidiaries. In addition, the Existing Notes are fully and unconditionally guaranteed by us and all of our other material subsidiaries other than TEI. The Existing Notes contain provisions that limit our ability to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt; create, incur or assume liens; sell assets; and consolidate, merge or transfer all or substantially all of our assets. We are required to offer to repurchase the Existing Notes in connection with certain specified change of control events. The Existing Notes are subject to redemption, in whole or in part, at our option at any time on or after December 15, 2008 at redemption prices starting at 106% of the principal amount redeemed and declining to 100% by June 15, 2010. Prior to December 15, 2008, we may redeem up to 35% of the Existing Notes with proceeds of certain equity offerings at a specified redemption price.

In May 2006, we and TEI issued in a private placement $40 million principal amount of additional senior secured notes due 2010 of TEI (the “Additional Notes”) and (ii) 1,818,182 shares of our common stock (the “Shares”). The Additional Notes were issued and sold for an issue price of 97% of the principal amount thereof plus accrued interest from March 15, 2006, and the Shares were issued and sold at an issue price of $5.50 per share. The discount was recorded as a reduction of the face amount of the Additional Notes and will be amortized to interest expense over the life of the Additional Notes.

The Additional Notes have terms and conditions identical to, and are fungible for trading and other purposes with, the Existing Notes. The Additional Notes, like the Existing Notes, are governed by the terms of the Indenture, dated as of December 12, 2005, as supplemented by the First Supplemental Indenture, dated as of

December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006, by and among TEI, us, the subsidiary guarantors of the Existing Notes and the Additional Notes and the trustee.

In connection with the issuance of the Additional Notes, TEI entered into an amendment to the existing escrow agreement, dated as of December 12, 2005, pursuant to which $3.6 million of the net proceeds from the private placement was deposited into escrow to pay the first three quarterly interest payments due on the Additional Notes. This escrowed amount was paid out in 2006 as scheduled. The Additional Notes (like the Existing Notes) are fully and unconditionally guaranteed by us and all of our material subsidiaries.

The net proceeds, after expenses, from the private placements of the Units, Additional Notes and Shares have been used to fund the acquisitions of Bramex and the 10% carried working interest in the Field previously held by Kornerstone, to retire the existing bank credit facility indebtedness of Caspi Neft, to repay other existing indebtedness and related accrued interest, to pre-fund the first year of interest payments on the Existing and Additional Notes, to fund the exploration and development of the Field and for working capital and general corporate purposes.

In December 2006, we sold (i) 370,000 shares of our 15% Senior Redeemable Convertible Preferred Stock (the “Senior Preferred”) in a private offering and (ii) 70,000 shares of Senior Preferred in a concurrent private placement. Purchasers of the Senior Preferred in the private placement included our Chairman of the Board, President and Chief Executive Officer and our Vice President and Chief Financial Officer.

The Senior Preferred, which has a liquidation preference of $100 per share, will pay cumulative quarterly dividends at an initial rate of 15% per annum, payable at our option in additional shares of the Senior Preferred, shares of our common stock (subject to the satisfaction of certain conditions) or cash (if allowed by the terms of our then-existing debt instruments). Dividends are payable on January 1, April 1, July 1 and October 1 of each year, commencing April 1, 2007.

The Senior Preferred is initially convertible into approximately 9.8 million shares of common stock, based on an initial conversion price of $4.50 per share of common stock. There is a one-time test for adjustment of the conversion price and the dividend rate, effective July 1, 2007, based upon the achievement of a specified average production rate prior to June 30, 2007 or a specified average trading price threshold of our common stock during the 15 days trading days immediately following June 30, 2007. If we meet or exceed either of these thresholds, there will be no adjustment in the conversion price or the dividend rate. Otherwise, the conversion price and the dividend rate of the Senior Preferred will be adjusted to $3.90 per share and 18%, respectively. In addition, the conversion price of the Senior Preferred will be subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a change of control meeting certain conditions. However, in no event will the conversion price of the Senior Preferred be reduced to less than $3.23 per share (subject to adjustment), which was the closing price of our common stock on the pricing date of the private offering and the concurrent private placement.

The sale of the Senior Preferred generated total net proceeds to us of approximately $41.2 million, net of commissions of approximately $2.4 million and other offering expenses totaling approximately $0.4 million. Additionally, we issued to Jefferies & Company, Inc., the initial purchaser in the offering, 110,000 warrants to purchase shares of our common stock as part of the total fees of the offering. The fair value of the warrants of approximately $304,000 was recorded as a discount to the face amount of the Senior Preferred and will be amortized over the life of the Senior Preferred.

On or after July 1, 2007, an automatic conversion mechanism will become effective, providing for conversion in tranches of one-third (1/3) of the shares of Senior Preferred for each period of 20 out of 30 consecutive trading for which the closing price of our common stock exceeds 150% of the then-effective conversion price of the Senior Preferred.

We have the option, at any time on or after October 1, 2007 through December 31, 2007, to redeem all or a portion of the Senior Preferred for cash at specified redemption prices if the market price of our common stock exceeds a specified level, and after December 31, 2007 without regard to the market price of our common stock. In addition, the Senior Preferred is redeemable at the option of the holder on December 1, 2011 or upon a change of control of the Company, at the liquidation preference plus all accumulated and unpaid dividends on the Senior Preferred.

The Senior Preferred ranks senior to our common stock and Series A Preferred with respect to dividend rights and rights upon the Company’s liquidation, winding-up or dissolution. There are also restrictive covenants related to our ability to incur indebtedness, make certain payments or investments and create restrictions on us and our subsidiaries’ ability to pay dividends, and further provides for preemptive rights in favor of the holders of the Senior Preferred with respect to certain securities offerings that we may make in the future.

On March 15, 2007, we issued in a private placement warrants to purchase an aggregate 8,500,000 shares of our common stock and, in connection therewith, granted to the purchasers certain registration rights with respect to the resale or other disposition of the shares of our common stock issuable upon exercise of the warrants. The warrants were issued for total cash consideration of $8 million. Each warrant, when exercised, will entitle the holder to receive one share of our common stock at an exercise price of $2.00 per share. The warrant agreement governing the warrants provides for customary anti-dilution adjustments with respect to the exercise price and the number of shares of our common stock issuable upon exercise of the warrants. The warrants are exercisable at any time, at the holder’s option, and will expire on March 15, 2012. The private placement of the warrants was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Management believes that cash flows from operations will improve in 2007, which will provide a portion of the funds needed to continue our development plan for the Field and make scheduled interest payments on our senior secured notes. Increased operating cash flow is dependent upon many factors, including sustaining adequate production and sales rates, oil prices and other factors that may be beyond our control. As discussed earlier, world crude oil prices have steadily declined from the record levels achieved in 2006. Because the prices we ultimately receive for our crude oil sales are based upon these crude prices, we have seen erosion in our sales prices. Our sales prices are also affected by quality discounts for specified items, including but not limited to density, water and salt content and sulfur and mercaptan levels. This erosion, coupled with the fact that our production rates have not increased as rapidly as anticipated, will require us to seek to raise in the near future approximately $30.0 million of additional capital to allow for the continued development of the Field at the current pace. If we are unable to secure the additional funds or if current production and crude oil prices are not sustainable and our operating cash flows do not increase accordingly within the near term, we will not be able to develop the Field as planned. In such case, we will have to significantly reduce our capital program and significantly modify our operational structure in order to fund interest payments and operating expenses.

The following table presents our future contractual obligations, which consist of long-term debt and lease commitments (in thousands):

	2007	2008	2009	2010	2011	Thereafter
Long-term debt(1)	$—	$—	$—	$290,000	$—	$—
Lease commitments(2)	285	—	—	—	—	—

Total contractual obligations	$285	$—	$—	$290,000	$—	$—

(1)	See Note 5 to the Notes to the Consolidated Financial Statements.
(2)	See Note 9 to the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout this

Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in note 1 of the Notes to Consolidated Financial Statements.

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study. A qualified independent petroleum engineer was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with SEC guidelines. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. Our oil and gas reserve data represent estimates only and are not intended to be a forecast or fair market value of our assets.

Our oil and gas reserve data and estimated future net cash flows have been prepared based on a commercial production contract with the Kazakhstan government, which allows production for the 25-year term of the contract. The estimate of the royalty used in this report is a sliding scale based on annual production over the 25-year term, based on the provisions of the production contract. The government royalty rate is between 2.0% to 6.0% based on the forecasted annual production with the royalty rate capped at 6%.

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements. This accounting method has a pervasive effect on our reported financial position and results of operations.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. We also capitalized interest on our drilling rig during the time it was being prepared for its intended use. During the year ended December 31, 2006, 2005 and 2004, we capitalized $4.1 million, $2.5 million and $4.5 million, respectively, of interest costs, which reduced our reported net interest expense to $36.9 million, $10.3 million and $1.4 million, respectively. Since a significant portion of our financial resources has been dedicated to the exploration and development of our Kazakhstan property, since 2001, the resulting interest capitalized has been significant. This capitalized interest becomes part of the capitalized costs of our properties which will be amortized as a part of depreciation, depletion and amortization or charged to expense if the results of our drilling should prove unsuccessful.

Stock-Based Compensation

We account for employee stock-based compensation using the fair value method as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123(R). Under this method, we record the fair value attributable to stock options or stock grants, based on the Black-Scholes model, and amortizes that amount to expense over the service period required to vest the options.

Income Taxes

We account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and the basis of these assets and liabilities for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 effective January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date of SFAS No. 158 differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities is required to initially recognize the funded status of defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This standard will have no impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We adopted SAB 108 as of December 31, 2006 and it has not had, to date, a material impact on our consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will evaluate the provisions of SFAS No. 159 to determine the impact, if any, on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Oil Prices

Our future success is dependent on our being able to transport and market our production either through export to international markets or within Kazakhstan. Crude oil prices are subject to significant volatility in response to changes in supply of and demand for oil, market uncertainty and a variety of other factors beyond our control. These factors and the volatility of the energy markets make it extremely difficult to predict future oil price movements with any degree of certainty. Declines in oil prices would not only reduce our revenues, but could reduce the amount of oil that we can produce economically and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Interest Rate Risk

At December 31, 2006, we had long-term debt outstanding of $267.7 million, net of discount of $22.3 million. The debt bears interest at a fixed rate of 12% per annum.

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

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Transmeridian Exploration Incorporated:

We have audited the accompanying consolidated balance sheets of Transmeridian Exploration Incorporated and subsidiaries (“the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transmeridian Exploration Incorporated and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Transmeridian Exploration Incorporated and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    UHY LLP

Houston, Texas

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Transmeridian Exploration, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Transmeridian Exploration Incorporated and Subsidiaries, for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Transmeridian Exploration Incorporated and Subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

By:	/S/ JOHN A. BRADEN & COMPANY, P.C.
John A. Braden & Co., P.C.

Houston, Texas

March 14, 2005

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except preferred shares and par value information)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$12,193	$34,444
Restricted cash	—	31,961
Accounts receivable	7,816	3,623
Crude oil inventory	837	1,626
Other current assets	20	51
Asset held for sale	3,000	3,000

Total current assets	23,866	74,705

Property and Equipment:
Property and equipment	339,605	230,719
Accumulated depreciation, depletion and amortization	(18,799)	(3,904)

Property and equipment, net	320,806	226,815

Other assets, net	11,964	12,473

	$356,636	$313,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,279	$2,245
Accrued liabilities	5,785	31,451

Total current liabilities	18,064	33,696

Long-term debt, net of discount of $22,276 and $26,593	267,724	223,407
Other long term liabilities	3,898	186
Senior redeemable convertible preferred stock, net of discount of $3,047	40,953	—
Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000 shares authorized, 594.804 and 1,547.714 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized 101,246 and 87,128 issued and outstanding	61	52
Additional paid-in capital	117,983	94,337
Accumulated deficit	(92,047)	(37,685)

Total stockholders’ equity	25,997	56,704

	$356,636	$313,993

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenue from oil sales, net	$24,672	$8,443	$3,923
Operating costs and expenses:
Exploration expense	256	9	131
Depreciation, depletion and amortization	14,921	3,385	789
Transportation expense	1,596	321	155
Impairment loss on drilling rig	—	4,022	—
Operating and administrative expense—Kazakhstan	15,652	3,897	3,591
General and administrative expense—Houston	9,972	6,632	2,562

Total operating costs and expenses	42,397	18,266	7,228

Operating loss	(17,725)	(9,823)	(3,305)
Other income (expense):
Interest income	1,413	338	34
Interest expense, net of capitalized interest	(36,935)	(10,344)	(1,400)

Total other income (expense)	(35,522)	(10,006)	(1,366)

Loss before minority interest	(53,247)	(19,829)	(4,671)
Minority interest income (expense)	—	(712)	823

Net loss	(53,247)	(20,541)	(3,848)
Preferred dividends	(1,066)	(1,081)	(154)

Net loss attributable to common stockholders	$(54,313)	$(21,622)	$(4,002)

Basic and diluted loss per common share	$(0.58)	$(0.26)	$(0.05)

Weighted average common shares outstanding, basic and diluted	93,284	82,004	78,615

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands, except preferred shares)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance December 31, 2003	—	$—	70,673	$42	$12,525	$(12,061)	$506
Exercise of warrants	—	—	358	—	—	—	—
Issuance of common stock to retire debt	—	—	800	1	703	—	704
Proceeds from the sale of common stock, net of offering costs	—	—	7,268	4	4,378	—	4,382
Proceeds from the sale of preferred stock, net of offering costs	1,786	1	—	—	20,762	—	20,762
Issuance of warrants in connection with sale of preferred stock sale	—	—	—	—	2,679	—	2,679
Stock-based compensation	—	—	730	1	395	—	396
Private placement termination fee	—	—	—	—	200	—	200
Elimination of minority interest	—	—	—	—	16,719	—	16,719
Convertible preferred stock dividends	—	—	—	—	—	(154)	(154)
Net loss	—	—	—	—	—	(3,848)	(3,848)

Balance December 31, 2004	1,786	1	79,829	48	58,361	(16,063)	42,346
Exercise of warrants	—	—	1,757	1	2,762	—	2,763
Proceeds from the sale of common stock	—	—	882	1	1,790	—	1,791
Conversion of preferred stock	(238)	—	2,380	1	(1)	—	—
Issuance of warrants in connection with debt offerings	—	—	—	—	31,520	—	31,520
Stock-based compensation	—	—	1,609	1	2,089	—	2,090
Preferred stock registration costs	—	—	—	—	(2,312)	—	(2,312)
Exercise of stock options	—	—	671	—	128	—	128
Convertible preferred stock dividends	—	—	—	—	—	(1,081)	(1,081)
Net loss	—	—	—	—	—	(20,541)	(20,541)

Balance December 31, 2005	1,548	1	87,128	52	94,337	(37,685)	56,704
Exercise of warrants	—	—	413	—	649	—	649
Proceeds from the sale of common stock	—	—	1,998	1	10,631	—	10,632
Conversion of preferred stock	(953)	(1)	9,529	6	(6)	—	—
Issuance of warrants in connection with preferred stock offerings	—	—	—	—	304	—	304
Stock-based compensation	—	—	645	1	5,239	—	5,240
Issuance of common stock for acquisition of carried working interest	—	—	1,000	1	4,999	—	5,000
Issuance of common stock for settlement of liabilities	—	—	312	—	1,601	—	1,601
Exercise of stock options	—	—	221	—	229	—	229
Accretion of preferred stock discount	—	—	—	—	—	(49)	(49)
Convertible preferred stock dividends	—	—	—	—	—	(1,066)	(1,066)
Net loss	—	—	—	—	—	(53,247)	(53,247)

Balance December 31, 2006	595	$—	101,246	$61	$117,983	$(92,047)	$25,997

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating Activities:
Net loss	$(53,247)	$(20,541)	$(3,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	14,921	3,385	789
Amortization of debt financing costs	2,744	1,115	193
Debt discount amortization	5,517	4,633	—
Stock-based compensation expense	5,240	2,090	396
Impairment charge	—	4,022	—
Amortization of prepaid contracts	—	—	61
Exploration expense	—	—	131
Stock issued for services	—	—	—
Minority interest (income) expense	—	712	(823)
Increase in receivables	(4,192)	(1,979)	(3,502)
(Increase) decrease in crude oil inventory	789	(1,626)	—
Decrease in other current assets	31	25	18
Increase in other assets	(500)	—	—
Increase in accounts payable	10,033	1,361	733
Increase (decrease) in accrued liabilities	(17,336)	(4,549)	(4,253)

Net cash used in operating activities	(36,000)	(11,352)	(10,105)
Investing Activities:
Capital expenditures	(107,283)	(20,703)	(17,647)
Proceeds from disposal of assets	48	—	—
Acquisitions	—	(124,000)	—

Net cash used in investing activities	(107,235)	(144,703)	(17,647)
Financing Activities:
Proceeds from sale of common stock, net	10,632	1,791	4,582
Proceeds from sale of preferred stock, net	41,208	—	23,441
Proceeds from long-term debt, net	37,065	250,000	16,892
Repayments of long-term debt	—	(35,350)	(16,540)
Proceeds from short-term borrowings	—	25,740	—
Repayments of short-term borrowings	—	(25,740)	—
Decrease in notes payable to related parties	—	(50)	(198)
Payment of deferred financing costs	—	(12,578)	—
Payment of dividends on preferred stock	(760)	(991)	—
Proceeds from sale of stock by Caspi Neft	—	—	15,000
Proceeds from exercise of stock options	229	128	—
Proceeds from exercise of warrants	649	2,763	—
(Increase) decrease in restricted cash	31,961	(31,961)	—

Net cash provided by financing activities	120,984	173,752	43,177
Net increase (decrease) in cash and cash equivalents	(22,251)	17,697	15,425
Cash and cash equivalents, beginning of year	34,444	16,747	1,322

Cash and cash equivalents, end of year	$12,193	$34,444	$16,747

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash paid for:
Interest	$32,903	$11,643	$4,865
Interest capitalized (non-cash)	(4,096)	(2,498)	(4,520)
Income taxes	—	—	—
Non-cash investing and financing transactions:
Issuance of common stock for acquisition of carried working interest	$5,000	$—	$—
Issuance of common stock for settlement of liabilities	1,601	—	—
Issuance of warrants in connection with debt	—	31,250	—
Accrual for acquisition of carried working interest	—	20,250	—
Accrued and unpaid dividends on convertible preferred stock	550	244	154
Asset retirement obligation	370	—	—
Recovery of historical capital expenditures	1,493	—	—
Exchange of convertible preferred stock for common stock	1	1	—
Issuance of common stock to retire debt	—	—	704
Settlement of drilling rig dispute	—	—	(2,345)
Assumption of note payable on drilling rig	—	—	3,393
Issuance of warrants in connection with services	304	—	1,004
Other long term liabilities	186	—	—

The accompanying notes are an integral part of these financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

Transmeridian Exploration Incorporated (“we”, “our” or “us”) was incorporated in the State of Delaware in April 2000. We are engaged in the business of acquiring, developing and producing oil and gas, with our activities primarily focused on the Caspian Sea region of the former Soviet Union. Our primary oil and gas property is the South Alibek Field (“South Alibek” or the “Field”) in the Republic of Kazakhstan covered by License 1557 (the “License”) and the related exploration and production contracts with the government of Kazakhstan.

Principles of Consolidation and Reporting

The consolidated financial statements include the accounts of us and our majority-owned and controlled subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

We conduct our operations in Kazakhstan through a wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license, exploration and production contracts covering the Field in Kazakhstan. Prior to February 2004, we owned 100% of Caspi Neft. From February 2004 to December 2005, 50% of Caspi Neft was owned by Bramex Management, Inc. (“Bramex”). We continued to exercise significant control over Caspi Neft after Bramex acquired 50% of Caspi Neft in February 2004 and, accordingly, believe the most meaningful accounting treatment was to fully consolidate Caspi Neft with the 50% share owned by Bramex reflected as a minority interest. In December 2005, we reacquired 100% of Caspi Neft. The results of operations of Caspi Neft represent substantially all of the operations of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on other information and assumptions that are believed to be reasonable under the circumstances. Estimates and judgments about future events and their effects cannot be perceived with certainty; accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. While it is believed that such estimates are reasonable, actual results could differ materially from those estimates. Estimates are used for, but not limited to, determining the following: inventory valuation, recoverability of long-lived assets, useful lives and oil and gas reserves used in depreciation, depletion, and amortization, income taxes and related valuation allowances and insurance, environmental and legal accruals.

Revenue Recognition

We sell our production both in the export and domestic market on a contract basis. Revenue is recorded when the purchaser takes delivery of the oil. At the end of the period, oil that has been produced but not sold is recorded as inventory at the lower of cost or market. Cost is determined on a weighted average basis based on production costs.

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Certain of our cash balances are maintained in foreign banks which are not covered by deposit

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance. The cash balances in our U.S. accounts may exceed federally insured limits. Cash that was escrowed for specific purposes such as interest payments is shown as restricted cash in the accompanying consolidated balance sheet.

Property and Equipment

We follow the “successful efforts” method of accounting for the costs of acquisition, exploration and development of oil and gas properties.

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

We review our oil and gas properties for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of recoverability is based on comparing the estimated undiscounted future net cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimates of anticipated production from proved reserves and future crude oil and natural gas prices and operating costs, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

In December 2001, we purchased a drilling rig that, beginning in October 2002, was used in the development of the South Alibek Field. The rig was depreciated on the straight-line method and while being used for development drilling, the depreciation of the rig and related support equipment was capitalized under the successful efforts method as part of the cost of the wells. Subsequent depreciation was expensed when the rig was stacked. In the first quarter of 2006, the Company reached an agreement to dispose of the rig. In accordance with generally accepted accounting principles, an impairment charge writing the value of the rig down to the estimated net proceeds and reclassifying the net book value of the rig to current asset held for sale was recorded in the accompanying consolidated financial statements.

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

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs and accumulated depreciation and amortization are removed from the accounts, and the resulting gain or loss is recognized.

Capitalized Interest Costs

Certain interest costs have been capitalized as part of the cost of oil and gas properties under development, including property acquisition costs, wells in progress and related facilities. Additionally, interest was capitalized on the drilling rig while it was being readied for its intended use. Total interest costs capitalized during the years ended December 31, 2006, 2005 and 2004 totaled $4.1 million, $2.5 million and $4.5 million, respectively.

Income Taxes

We account for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of (i) temporary differences between financial statement carrying amounts of assets and liabilities and the basis of these assets and liabilities for tax purposes and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when management concludes that it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

Debt Financing Costs

Debt financing costs are amortized over the term of the related financing facility.

Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued. Diluted net loss per common share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004 excludes 10,872,553, 3,926,973 and 671,538 common shares, respectively, issuable pursuant to convertible preferred stock and outstanding stock options and warrants because their effect is anti-dilutive.

Foreign Exchange Transactions

Our functional currency is the U.S. dollar because we primarily contract with customers, finance capital and purchase equipment and services using the U.S. dollar. Certain assets and liabilities are translated at historical exchange rates, revenues and expenses in foreign currency are translated at the average rate of exchange for the period and all translation gains or losses are reflected in the period’s results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We deposit our cash and cash equivalents in high credit quality financial institutions, however amounts on deposit do exceed the maximum amount insured by the Federal Deposit Insurance Corporation. Although our current crude oil sales are to a limited number of purchasers, all of our customers are involved in the energy industry.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We account for employee stock-based compensation using the fair value method as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 123(R). Under this method, we record the fair value attributable to stock options or stock grants, based on the Black-Scholes model, and amortizes that amount to expense over the service period required to vest the options.

Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying values of cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature. The carrying value of long-term debt approximates its fair value based on the market interest rate of the debt instrument.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 effective January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted, provided the company has not yet issued financial statements, including for interim periods, for that year. Consistent with its requirements, we will adopt SFAS No. 157 as of January 1, 2008. We do not expect this standard to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Additionally, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date of SFAS No. 158 differs for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employer with publicly traded equity securities is required to initially recognize the funded status of defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This standard will have no impact on our consolidated financial statements as we have no defined benefit pension or other postretirement plans.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We adopted SAB 108 as of December 31, 2006 and it has not had, to date, a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will evaluate the provisions of SFAS No. 159 to determine the impact, if any, on our consolidated financial statements.

Note 2—Acquisitions

In October 2005, a wholly-owned subsidiary of ours entered into a share sale and purchase agreement with Seeria Alliance Ltd. to purchase 100% of the authorized and issued shares of Bramex, the owner of 50% of Caspi Neft. In December 2005, the transaction was completed and the subsidiary now owns, directly or indirectly, 100% of Caspi Neft. The total consideration of $168 million, of which approximately $44 million was to pay the outstanding indebtedness of Caspi Neft, was funded from the net proceeds of the private placement of units as described in Note 5.

In December 2005, we entered into a purchase agreement with Kornerstone Investment Group Ltd. (“Kornerstone”) pursuant to which we acquired the 10% carried working interest in the South Alibek Field held by Kornerstone. Pursuant to the purchase agreement, we paid Kornerstone a purchase price consisting of $15.25 million in cash and one million shares of our common stock. The cash portion of the purchase price obligation was funded from the net proceeds of the private placement of units.

In September 2006, we paid $2.5 million to a private Russian investor group to acquire 50% of the share capital of a privately held Russian company, DNK LLC (“DNK”), that owns the license to the Gasha field. The Gasha field is located onshore in the Republic of Dagestan, an autonomous region within Russia along the northwestern shoreline of the Caspian Sea. We will be negotiating a joint operating agreement with the other shareholder of DNK for future petroleum operations within Dagestan. In connection with the proposed joint operating agreement, we anticipate funding 100 percent of the costs, up to $4 million, of drilling an extended-reach well and conducting a 3-D seismic survey. These advances would be recovered on a preferential basis from the cash surpluses generated by operations. Remaining cash needs would be funded on a joint basis. The Gasha field, which is not currently producing, was active during the Soviet era and is located close to existing oil and gas pipeline infrastructure and transportation networks.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Property and Equipment

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Oil and gas properties, successful efforts method	$338,548	$230,139
Transportation equipment	510	240
Office and technology equipment	547	340

	339,605	230,719
Accumulated depreciation, depletion and amortization	(18,799)	(3,904)

Property and equipment, net	$320,806	$226,815

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the years ended December 31, 2006 and 2005, we capitalized approximately $4.1 million and $2.5 million, respectively, of interest costs.

Oil and Gas Properties

The License covering the South Alibek Field was granted by the Republic of Kazakhstan on April 29, 1999 and originally covered 3,396 acres. In March 2000, we acquired the License from an unrelated third-party for $4.0 million. During 2001, based on its technical review and analysis of the probable productive area of the Field, we applied to the Kazakhstan Ministry of Energy and Mineral Resources to expand the area covered by the License. In November 2001, our application was approved and the License was expanded to cover an area of 14,111 acres.

The exploration contract associated with the License had an original six-year term which expired in April 2005 and has been extended through April 2009. The exploration contract required capital expenditures during the initial period of approximately $18.0 million, which was satisfied and $30.5 million during the first two-year extension, which has also been satisfied. The latest two-year extension, expiring April 2009, requires an additional commitment of $28.1 million for development of the Field. During the primary and extended terms of the exploration contract, we can produce from wells under a test program and pay a 2% royalty to the government.

In December 2006, the 25-year production contract for the Field was signed and officially registered by the governmental authorities in Kazakhstan. The production contract initially covers the approved 3,500 acre commercial area within the 14,111 acre License area. Under our exploration contract, we have the right to continue exploration activities within the License area and increase the size of the commercial area subject to the long-term production contract. The production contract provides, among other things, a work program commitment of $59.6 million for the continued development of the Field, the recovery by the government of approximately $4.7 million of exploration costs that were incurred prior to privatization, a signature bonus, future commercial discovery bonuses if additional recoverable reserves are found, royalty rates determined using a sliding scale based on annual production levels of crude oil and annual funding of agreed social projects, training programs and an abandonment fund. For additional information on commitments and contingencies related to the production contract, see Note 9.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the terms of the production contract we may be required to dismantle and remove any facilities and equipment and return the area under the contract to a condition that permits the use of such area for purposes similar to those existing prior to the commencement of operations under the exploration contract. As a result, we established an asset retirement obligation of approximately $370,000 as of December 31, 2006 for the assets that have been placed into service as of that date. We will account for future asset retirement obligations as assets are placed into service and changes in existing retirement obligations pursuant to the requirements of SFAS No. 143, Accounting for Asset Retirement Obligations.

Drilling Rig and Equipment

In the first quarter of 2006, we reached an agreement to sell a stacked drilling rig. An impairment charge writing the value of the rig down to the estimated net proceeds and reclassifying the net book value of the rig to current asset held for sale was recorded as of December 31, 2005. We expect the sale of the rig to be consummated in the second quarter of 2007.

Note 4—Related Parties

In a series of notes issued between June 2002 and November 2002, certain stockholders and related parties, including the Chief Executive Officer of the Company, loaned us $248,025. These notes had interest rates of 17% and were paid in full in September 2005.

In connection with the private offering of redeemable convertible preferred stock as described in Note 6, our Chief Executive Officer and Chief Financial Officer were two of the purchasers of shares in the concurrent private placement.

Note 5—Debt

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
	(In thousands)
Senior Secured Notes due 2010, net of discount of $22,276 and $26,593	$267,724	$223,407

Total long-term debt	267,724	223,407
Less current maturities	—	—

Long-term portion	$267,724	$223,407

Senior Secured Notes

In December 2005, we and Transmeridian Exploration Inc., our wholly owned subsidiary (“TEI”), issued in a private placement 250,000 Units, consisting of in the aggregate (i) $250 million principal amount of senior secured notes due 2010 of the Issuer (the “Existing Notes”) and (ii) warrants to purchase approximately 17.3 million shares of our common stock. The Units were issued and sold for a purchase price of $1,000 per Unit. Each Unit consists of $1,000 principal amount of Notes and 69.054 Warrants to purchase an equal number of shares of our common stock. The Existing Notes, which will mature on December 15, 2010, bear interest at the rate of 12% per annum. Interest on the Existing Notes is payable quarterly on March 15, June 15, September 15

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and December 15 of each year and at maturity. The fair value of the warrants of approximately $26,816,000 was recorded as a discount to the face amount of the Existing Notes and will be amortized to interest expense over the life of the Existing Notes. We used the proceeds from the offering of the Units of $237.4 million, after expenses, to fund the acquisition of Bramex and to retire the existing bank credit facility indebtedness of Caspi Neft, to repay $22.5 million of convertible promissory notes and to pre-fund the first year of interest payments on the Existing Notes of $30 million.

In May 2006, we and TEI issued in a private placement $40 million principal amount of additional senior secured notes due 2010 (the “Additional Notes”) and (ii) 1,818,182 shares (approximately $10 million) of our common stock (the “Shares”). The Additional Notes were issued and sold for an issue price of 97% of the principal amount thereof plus accrued interest from March 15, 2006, and the Shares were issued and sold at an issue price of $5.50 per share. The discount was recorded as a reduction of the face amount of the Additional Notes and will be amortized to interest expense over the life of the Additional Notes.

The Additional Notes have terms and conditions identical to, and are fungible for trading and other purposes with, the Existing Notes. The Additional Notes, like the Existing Notes, are fully and unconditionally guaranteed by us and all of our material subsidiaries and are governed by the terms of the Indenture, dated as of December 12, 2005, as supplemented by the First Supplemental Indenture, dated as of December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006, by and among TEI, us, the subsidiary guarantors of the Existing Notes and the Additional Notes and the trustee. The Indenture contains provisions that limit the our ability to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt; create, incur or assume liens; sell assets; and consolidate, merge or transfer all or substantially all of our assets. We are required to offer to repurchase the Notes in connection with certain specified change of control events. The Notes are subject to redemption, in whole or in part, at our option at any time on or after December 15, 2008 at redemption prices starting at 106% of the principal amount redeemed and declining to 100% by June 15, 2010. Prior to December 15, 2008, we may redeem up to 35% of the Notes with proceeds of certain equity offerings at a specified redemption price.

In July 2006, pursuant to the registration rights agreements entered into in connection with the issuance of the Existing Notes and the Additional Notes, we completed an exchange offer of $290 million aggregate principal amount of TEI’s senior secured notes due 2010 registered under the Securities Act of 1933 for all of the outstanding Existing Notes and Additional Notes.

Future maturities of long-term debt, exclusive of discount, at December 31, 2006, are as follows:

Amount
(In thousands)
2007	$—
2008	—
2009	—
2010	290,000
2011	—

Total long-term debt	$290,000

Management believes the fair value of debt at December 31, 2006 approximates its carrying value based on the market interest rate of the debt instrument.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Redeemable Convertible Preferred Stock

In December 2006, we sold (i) 370,000 shares of our 15% Senior Redeemable Convertible Preferred Stock (the “Preferred Stock”) in a private offering and (ii) 70,000 shares of Preferred Stock in a concurrent private placement. Purchasers of the Preferred Stock in the private placement included our Chairman of the Board, President and Chief Executive Officer and our Vice President and Chief Financial Officer.

The Preferred Stock, which has a liquidation preference of $100 per share, will pay cumulative quarterly dividends at an initial rate of 15% per annum, payable at our option in additional shares of the Preferred Stock, shares of our common stock (subject to the satisfaction of certain conditions) or cash (if allowed by the terms of our then-existing debt instruments). Dividends are payable on January 1, April 1, July 1 and October 1 of each year, commencing April 1, 2007.

The Preferred Stock is initially convertible into approximately 9.8 million shares of common stock, based on an initial conversion price of $4.50 per share of common stock. There is a one-time test for adjustment of the conversion price and the dividend rate, effective July 1, 2007, based upon the achievement of a specified average production rate prior to June 30, 2007 or a specified average trading price threshold of our common stock during the 15 days trading days immediately following June 30, 2007. If we meet or exceed either of these thresholds, there will be no adjustment in the conversion price or the dividend rate. Otherwise, the conversion price and the dividend rate of the Preferred Stock will be adjusted to $3.90 per share and 18%, respectively. In addition, the conversion price of the Preferred Stock will be subject to adjustment pursuant to customary anti-dilution provisions and may also be adjusted upon the occurrence of a change of control meeting certain conditions. However, in no event will the conversion price of the Preferred Stock be reduced to less than $3.23 per share (subject to adjustment), which was the closing price of our common stock on the American Stock Exchange on the pricing date of the private offering and the concurrent private placement.

The sale of the Preferred Stock generated total net proceeds to us of approximately $41.2 million, net of commissions of approximately $2.4 million and other offering expenses totaling approximately $0.4 million. Additionally, we issued to the initial purchaser in the offering 110,000 warrants to purchase shares of our common stock as part of the total fees of the offering. The fair value of the warrants of approximately $304,000 was recorded as a discount to the face amount of the Preferred Stock and will be amortized over the life of the Preferred Stock.

On or after July 1, 2007, an automatic conversion mechanism will become effective, providing for conversion in tranches of one-third (1/3) of the shares of Preferred Stock for each period of 20 out of 30 consecutive trading for which the closing price of our common stock exceeds 150% of the then-effective conversion price of the Preferred Stock.

We will have the option, at any time on or after October 1, 2007 through December 31, 2007, to redeem all or a portion of the Preferred Stock for cash at specified redemption prices if the market price of our common stock exceeds a specified level, and after December 31, 2007 without regard to the market price of our common stock. In addition, the Preferred Stock is redeemable at the option of the holder on December 1, 2011 or upon a change of control of the Company, at the liquidation preference plus all accumulated and unpaid dividends on the Preferred Stock.

The Preferred Stock ranks senior to our common stock and Series A Cumulative Convertible Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, winding-up or dissolution. There are also restrictive covenants related to our ability to incur indebtedness, make certain payments or investments and create restrictions on us and our subsidiaries’ ability to pay dividends, and further provides for

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preemptive rights in favor of the holders of the Preferred Stock with respect to certain securities offerings that we may make in the future.

Note 7—Stockholders’ Equity

Series A Convertible Preferred Stock

In November 2004, we sold 1,785.714 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) in a private placement at a purchase price of $14,000 per share, and issued warrants to purchase up to 4,464,286 shares of our common stock at an exercise price equal to $1.55 per share. The aggregate purchase price, net of offering costs, for the Series A Preferred and the related warrants was $22.5 million, which included the value of warrants attributable to offering cost. The proceeds from the private placement of Series A Preferred and warrants were used for general corporate purposes, including funding our development drilling program in the South Alibek Field, and to pursue growth opportunities.

The Series A Preferred is convertible at the holders’ option into common stock at a conversion price of $1.40 per share, subject to adjustments in certain circumstances. The holders of the Series A Preferred have full voting rights and powers (subject to a beneficial ownership limitation as described below) equal to the voting rights and powers of the holders of our common stock, and vote together with the holders of common stock as one class. A holder of the Series A Preferred may not, unless it elects in advance not to be governed by this limitation, convert the Series A Preferred into common stock such that the total number of shares of common stock beneficially owned by such holder would exceed 4.999% of our then-issued and outstanding shares of common stock. In July 2006, the conditions for the automatic conversion of the Series A Preferred were satisfied and 229.881 shares of the Series A Preferred were converted into shares of our common stock; the then-remaining 1,189.286 shares of the Series A Preferred were not converted into shares of our common stock due to the 4.999% beneficial ownership limitation specified in the certificate of designations governing the Series A Preferred. In connection with the November 2006 sale by the holders of the then-remaining 1,189.286 shares of the Series A Preferred, an additional 594.482 shares of the Series A Preferred were converted into shares of our common stock in accordance with the automatic conversion and beneficial ownership limitation provisions specified in the certificate of designations governing the Series A Preferred. The 594.804 shares of the Series A Preferred remaining outstanding will convert into shares of our common stock when permitted by the beneficial ownership limitation provisions. All Series A Preferred that remain outstanding ceased to have a preference in liquidation, accrue dividends and enjoy veto participation and certain other preferential rights as of the July 2006 effective date of the automatic conversion. During the years ended December 31, 2006 and 2005, 952.91 shares and 238 shares of Series A Preferred were converted into 9,529,100 and 2,380,000 shares of our common stock, respectively.

Additionally, during 2006 we issued 1,000,000 common shares for the acquisition of a carried working interest in the Field and 234,565 shares of common stock for the settlement of acquisition costs incurred in connection with the acquisition of 50% of Caspi Neft. Also, we issued 721,843 shares of common stock in connection with stock-based compensation, 634,163 shares of common stock pursuant to the exercise of outstanding stock options and warrants and 180,000 common shares in a private placement; the proceeds of which were used for general corporate purposes.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Issuance

There are 200,000,000 common shares authorized by the Company’s Amended and Restated Certificate of Incorporation and 101,245,877 and 87,128,021 common shares were issued and outstanding as of December 31, 2006 and 2005, respectively. Shares of common stock reserved for issuance are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
2006 Incentive Plan (f/k/a 2001 Incentive Stock Option Plan)	5,107	1,365
2003 Stock Compensation Plan	1,337	1,813
Convertible preferred stock	15,726	15,477
Warrants to purchase common stock	26,262	26,565

Total	48,432	45,220

Warrants

In connection with certain 2005 short-term borrowings from individuals, we issued detachable warrants to purchase 420,000 shares of common stock at exercise prices ranging from $2.00 to $2.12 per share. The warrants have a three-year term.

In connection with the convertible notes issued in August 2005, we issued detachable warrants to purchase 4,500,000 shares of common stock at an exercise price equal to $2.40 per share. The warrants have a five-year term, and beginning six months after the closing of the issuance of the convertible notes, the exercise price of the warrants is subject to adjustment for issuances of common stock at a purchase price of less than the then-effective exercise price of the warrants.

The warrants issued in December 2005 as part of the Units entitle the holder to purchase one share of the Company’s common stock at the current exercise price of $3.68 per share. The warrant agreement contains anti-dilution provisions for the exercise price of the warrants to be adjusted upon the conversion of any shares of the Company’s outstanding Series A Preferred and upon the occurrence of certain other events. After conversion of the Series A Preferred discussed above, the exercise price was adjusted to $3.68 per share. The warrants will expire on December 15, 2010.

In connection with the offering of the Preferred Stock described in Note 6, we issued 110,000 warrants to purchase shares of our common stock. The warrants entitle the holder to purchase shares of our common stock at $3.08 per share, the fair value of our common stock as of the issue date, and will expire on December 1, 2013. The warrant agreement contains customary anti-dilution provisions providing for the adjustment of the number of warrants and exercise price upon the occurrence of specified events.

2006 Incentive Plan

Our 2006 Incentive Plan (the “Plan”), which was approved by our stockholders at our 2006 annual meeting of stockholders in May 2006, is an amendment and restatement of our 2001 Incentive Stock Option Plan. Under the Plan, we may grant to officers, board members, key employees and consultants of the company, through May 30, 2016, options to purchase up to an aggregate of 10% of the total shares of our common stock outstanding from time to time, less the number of shares underlying unexercised options as of the date the Plan was approved by our stockholders at our 2006 annual meeting of stockholders (i.e., May 30, 2006); as of December 31, 2006, options to purchase up to an aggregate 6,647,921 shares of our common stock could be granted under the Plan. The exercise price of each option under the Plan shall generally be no less than the fair market value of our common stock on the date of grant, and all options granted under the Plan shall generally

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a term of no greater than 10 years. The vesting period of options granted under the Plan is determined by the Board of Directors on the date of grant.

The following table summarizes activity under the Plan for the last three years.

	Number of Shares (In thousands)	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2003	1,740	$0.25
Granted	555	1.50
Exercised	(650)	0.23
Forfeited	(250)	0.22

Outstanding at December 31, 2004	1,395	0.78
Granted	1,740	1.61
Exercised	(705)	0.31
Forfeited	(150)	0.12

Outstanding at December 31, 2005	2,280	1.53
Granted	1,390	5.98
Exercised	(243)	1.49
Forfeited	(132)	4.70

Outstanding at December 31, 2006	3,295	$3.28

Shares exercisable at December 31
2006	1,802	$2.65
2005	833	$1.41
2004	790	$0.27

The aggregate fair value of options granted during 2006, 2005 and 2004 was $4,365,000, $970,000 and $355,000, respectively, which is being amortized to expense over the vesting period of the options. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5%; expected lives between 2.5 and 4.0 years; and volatility of the price of the underlying common stock of 45-75%. Compensation expense of $2,070,000, $401,000 and $106,000 for stock options was recognized during the years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes additional information about the Company’s outstanding and exercisable stock options at December 31, 2006:

	Outstanding			Exercisable
Exercise Price	Number Outstanding (In thousands)	Weighted Average Remaining Life (In Years)	Weighted Average Exercise Price	Number Outstanding (In thousands)	Weighted Average Exercise Price
$0.24	90	1.36	$0.24	90	$0.24
$1.50	373	2.88	1.50	240	1.50
$1.61	1,535	3.38	1.61	1,009	1.61
$5.98	1,297	4.07	5.98	463	5.98

Total at December 31, 2006	3,295	3.54	$3.28	1,802	$2.65

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 Stock Compensation Plan

In May 2003, we established the 2003 Stock Compensation Plan with the registration of 2.5 million shares under the plan. The plan was amended in May 2005 to increase the number of shares authorized for issuance to a total of 5,000,000 shares. Under the terms of the plan, such stock may be issued for restricted stock awards; payments of bonuses in stock; payments for services to consultants in the form of stock; employer contributions to a 401(k) plan; stock appreciation rights and warrants. Any shares issued in lieu of cash are recognized as expense based on the fair value of the shares on the date of grant. The fair value of restricted stock awards on the date of grant is amortized ratably over the vesting period. The following table summarizes the shares issued during the years ended December 31:

	2006	2005	2004
	(In thousands)
Number of shares issued	826	1,357	600
Fair value at date of grant	$4,737	$2,801	$750

Note 8—Income Taxes

We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax assets or income tax benefits from the net deferred tax assets for the years ended December 31, 2006, 2005 and 2004. We have placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

Loss before income taxes is composed of the following:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
United States	$(9,586)	$(16,508)	$(3,031)
International	(43,660)	(4,033)	(817)

	$(53,246)	$(20,541)	$(3,848)

A reconciliation of the federal statutory income tax (34%) amounts to the effective amounts is shown below:

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Income tax benefit computed at statutory rates	$(18,104)	$(6,983)	$(1,361)
Effect of foreign tax rate differential	14,155	885	—
Return to provision adjustments	6,590	(5,510)	—
U.S. GAAP and local country accounting differences	1,360	294	—
Adjustment to valuation allowance	(4,001)	11,314	1,361

	$—	$—	$—

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, 2005 and 2004 the components of our deferred tax assets and liabilities were as follows:

	December 31,
	2006	2005	2004
	(In thousands)
Current deferred tax assets
Cost basis of assets held for sale	$1,370	$1,367	$—
Accrual to cash adjustments in foreign subsidiary	—	1,239	—

Total current deferred tax assets	1,370	2,606	—
Noncurrent deferred tax assets
Domestic net operating loss carryforwards	9,827	7,999	5,614
Foreign net operating loss carryforwards	—	—	3,183
Foreign oil and gas exploration and development cost	510	6,542	—
Stock option expense	1,131	128	—

Total noncurrent deferred tax assets	11,468	14,669	8,797

Total deferred tax assets	$12,838	$17,275	$8,797

Noncurrent deferred tax liabilities
Domestic property, plant and equipment	$(398)	$(458)	$—
Foreign capitalized interest	—	—	(3,390)
Other	—	(95)	—

Total noncurrent deferred tax liabilities	(398)	(553)	(3,390)

Net deferred tax assets	12,440	16,722	5,407
Valuation allowance	(12,440)	(16,722)	(5,407)

	$—	$—	$—

As of December 31, 2006, we had estimated domestic net operating loss (“NOL”) carryforwards of $29.7 million which will expire between 2021 and 2026.

In December 2004, the FASB issued the revised SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. We had previously adopted SFAS No. 123, and the revised provisions of SFAS No. 123(R) were effective January 1, 2006. For companies that have NOL carryforwards, SFAS No. 123(R) affects the manner in which stock-based compensation tax deductions are treated for financial reporting purposes. We may claim stock-based compensation deductions in our federal corporate income tax returns in an amount equal to the related income that is included in our employees’ reported federal taxable income subject to any other applicable limitations. Under SFAS No. 123(R), tax benefits generated in 2006 and subsequent reporting periods related to the excess of tax deductible stock-based compensation over the amount recognized for financial accounting purposes may not be recorded to additional paid-in capital for financial reporting purposes until the stock-based compensation deductions actually reduce our cash income tax liability. Any tax benefits attributable to these deductions will not be recorded to additional paid-in capital for financial reporting purposes until such time as all existing and future NOL carryforwards have been fully utilized. As a result of the provisions of SFAS No. 123(R), at December 31, 2006, we have excluded $828,000 of stock-based compensation deductions from our NOL carryforwards for financial reporting purposes.

Prior to the effective date of SFAS No. 123(R), we were permitted to record the tax benefit associated with the excess of tax deductible stock-based compensation over the amount recognized for financial accounting

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes in our financial statement NOL, subject to SFAS No. 109’s realization criteria. Accordingly, the tax return reporting and financial statement NOL carryforward amounts described above include excess tax benefits recognized in 2005 and prior years related to the exercise of non-qualified employee stock options and vested stock awards. The full amount of the related tax benefits have been offset through our deferred tax asset valuation allowance. The associated excess tax benefits will be charged to equity upon the reversal of the associated valuation allowances in future periods.

The change in valuation allowance is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Balance at the beginning of the period	$16,722	$5,407	$4,013
Current year addition	2,308	5,805	1,394
Return to provision adjustments	(6,590)	5,510	—

Balance at the end of the period	$12,440	$16,722	$5,407

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership percentage of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 4.22% for December 2006). Any unused annual limitation may be carried over to later years. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by us at the time of the ownership change that are recognized in the five-year period after the change. We are currently assessing ownership changes and the impact, if any, that a potential ownership change may have on limiting our ability to fully utilize the domestic NOL carryforward.

Note 9—Commitments and Contingencies

International Commitments

Through our subsidiary Caspi Neft, we are subject to the terms of License 1557 and the related exploration and production contracts covering 14,111 acres in the South Alibek Field in Kazakhstan. In connection with the exploration contract, and the extensions of it, we have committed to spend approximately $76.6 million on development of the Field through April 2009. As of December 31, 2006, the cumulative capital expenditures which are creditable to our obligation under the contract have exceeded the minimum contract commitment. The production contract provides, among other things, a work program commitment of $59.6 million for the continued development of the Field.

Purchase commitments are made in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Our operations are subject to various levels of government controls and regulations in the United States, the Republic of Kazakhstan and the Russian Federation. It is not possible for us to separately calculate the costs of compliance with environmental and other governmental regulations as such costs are an integral part of our operations.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In Kazakhstan and the Russian Federation, legislation affecting the oil and gas industry is under constant review for amendment or expansion. Pursuant to such legislation, various governmental departments and agencies have issued extensive rules and regulations which affect the oil and gas industry, some of which carry substantial penalties for failure to comply. These laws and regulations can have a significant impact on the industry by increasing the cost of doing business and, consequentially, can adversely affect our profitability. Inasmuch as new legislation affecting the industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Environmental

We as an owner and operator of oil and gas properties, are subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may impose liability on the lessee under an oil and gas lease or concession for the cost of pollution clean-up resulting from operations and also may subject the lessee to liability for pollution damages.

Lease Commitments

We have operating leases for office facilities and certain equipment. Net rental expense under all operating leases and rental agreements was $2,192,000, $570,000 and $547,000 in 2006, 2005 and 2004, respectively. We lease office facilities in Houston and Kazakhstan under leases that are less than one year. Future minimum lease commitments under operating leases are as follows:

Amount
(In thousands)
2007	$285
2008	—
2009	—
2010	—
2011	—
Thereafter	—

$285

Note 10—Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. Our primary emphasis since our formation in 2000 has been the development of the South Alibek Field and substantially all of our assets are located in Kazakhstan. For each of the three years ended December 31, 2006 substantially all of our results of operations consisted of revenues, operating, general and administrative, and other costs associated with our operations in Kazakhstan.

For the year ended December 31, 2006, three customers accounted for approximately 30%, 28% and 17%, respectively, of consolidated revenue. For the year ended December 31, 2005, two customers accounted for approximately 38% and 37%, respectively, of consolidated revenue. For the year ended December 31, 2004, two customers accounted for approximately 57% and 28%, respectively, of consolidated revenue.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Supplemental Financial Information

Other Assets

Other assets at December 31, 2006, consisted of debt financing costs of $11,464,000, net of amortization, and a note receivable of $500,000 from an unrelated third party. At December 31, 2005, other assets consisted of debt financing costs of $12,473,000, net of amortization.

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Interest	$1,450	$1,583
Dividends	550	244
Production contract signature bonus	600	—
Royalties	333	307
Rig rentals	2,738	2,738
Bonus	—	1,032
Preferred stock registration costs	—	2,035
Acquisition costs	—	21,450
Rig lawsuit settlement	—	1,961
Other	114	101

Total accrued liabilities	$5,785	$31,451

Note 12—Subsidiary Guarantors

In December 2005, TEI issued an aggregate of 250,000 Units, consisting of (i) an aggregate $250 million principal amount of senior its secured notes due 2010 and (ii) warrants to purchase approximately 17.3 million shares of the our common stock. We and all of our material subsidiaries fully and unconditionally guaranteed the senior secured notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. As previously disclosed in 2005 and prior years, substantially all of our assets are located in Kazakhstan and substantially all of our revenue, operating expenses, general and administrative expenses and other costs were and currently are associated with the operations of our principal subsidiary, Caspi Neft, in Kazakhstan. Accordingly, there was no requirement for condensed consolidating financial information and the results for 2004 are not presented herein due to lack of comparability, because the information is not material for evaluation of the sufficiency of the guarantee and the omission of the information does not cause the financials to be inaccurate in reasonable detail.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is condensed consolidating financial information for the company, the Issuer, the subsidiary guarantors and the subsidiary non-guarantors of the senior secured notes for the two years ending December 31, 2006:

Condensed Consolidating Balance Sheet (in thousands)

	As of December 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$10,304	$569	$1,173	$147	$—	$12,193
Other current assets	2,621	—	9,049	3	—	11,673

Total current assets	12,925	569	10,222	150	—	23,866
Property and equipment, net	404	—	317,040	3,362	—	320,806
Investment in and advances to subsidiaries	94,618	213,377	(271,857)	(3,926)	(32,212)	—
Other assets	—	11,464	—	500	—	11,964

	$107,947	$225,410	$55,405	$86	$(32,212)	$356,636

Total current liabilities	$1,035	$1,752	$15,171	$106	$—	$18,064
Debt	—	267,724	31,000	—	(31,000)	267,724
Other long-term liabilities	2,035	—	1,863	—	—	3,898
Senior redeemable convertible preferred stock	40,953	—	—	—	—	40,953
Stockholder’s equity	63,924	(44,066)	7,371	(20)	(1,212)	25,997

	$107,947	$225,410	$55,405	$86	$(32,212)	$356,636

Condensed Consolidating Statements of Operations (in thousands)

	Year Ended December 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Revenue, net	$—	$(837)	$25,509	$—	$24,672
Operating costs and expenses	9,837	633	31,903	24	42,397

Operating income (loss)	(9,837)	(1,470)	(6,394)	(24)	(17,725)
Other income (expense)	251	(39,890)	4,115	2	(35,522)

Net loss	(9,586)	(41,360)	(2,279)	(22)	(53,247)
Preferred dividends	(1,066)	—	—	—	(1,066)

Net loss attributable to common stockholders	$(10,652)	$(41,360)	$(2,279)	$(22)	$(54,313)

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flow (in thousands)

	Year Ended December 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
	(In thousands)
Net cash used in operating activities	$(6,927)	$(48,011)	$19,355	$(417)	$(36,000)
Net cash used in investing activities	(114)	(252)	(103,506)	(3,363)	(107,235)
Net cash provided by financing activities	(1,842)	33,581	85,318	3,927	120,984

Net increase (decrease) in cash	(8,883)	(14,682)	1,167	147	(22,251)
Cash and cash equivalents, beginning of the year	$19,187	$15,250	$7	$—	$34,444

Cash and cash equivalents, end of the year	$10,304	$568	$1,174	$147	$12,193

Condensed Consolidating Balance Sheet (in thousands)

	December 31, 2005
	Parent	Issuer	Subsidiary Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$21,148	$45,250	$7	$—	$66,405
Other current assets	2,765	—	5,535	—	8,300

Total current assets	23,913	45,250	5,542	—	74,705
Property and equipment, net	305	—	226,510	—	226,815
Investment in and advances to subsidiaries	—	9,083	—	(9,083)	—
Other assets	—	32,973	—	(20,500)	12,473

	$24,218	$87,306	$232,052	$(29,583)	$313,993

Total current liabilities	$5,759	$23,328	$4,609	$—	$33,696
Debt	—	223,407	31,000	(31,000)	223,407
Other long-term liabilities	—	—	186	—	186
Stockholder’s equity	18,459	(159,429)	196,257	1,417	56,704

	$24,218	$87,306	$232,052	$(29,583)	$313,993

Condensed Consolidating Statements of Operations (in thousands)

	Year Ended December 31, 2005
	Parent	Issuer	Subsidiary Guarantors	Consolidated
Revenue, net	$—	$—	$8,443	$8,443
Operating costs and expenses	11,099	—	7,167	18,266

Operating income (loss)	(11,099)	—	1,276	(9,823)
Other expense	(5,409)	(2,411)	(2,186)	(10,006)
Minority interest expense	—	—	(712)	(712)

Net loss	(16,508)	(2,411)	(1,622)	(20,541)
Preferred dividends	(1,081)	—	—	(1,081)

Net loss attributable to common stockholders	$(17,589)	$(2,411)	$(1,622)	$(21,622)

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flow (in thousands)

	Year Ended December 31, 2005
	Parent	Issuer	Subsidiary Guarantors	Consolidated
Net cash used in operating activities	$(4,372)	$1,456	$(8,436)	$(11,352)
Net cash used in investing activities	(17)	—	(144,686)	(144,703)
Net cash provided by financing activities	12,917	13,794	147,041	173,752

Net increase (decrease) in cash	8,528	15,250	(6,081)	17,697
Cash and cash equivalents, beginning of the year	10,659	—	6,088	16,747

Cash and cash equivalents, end of the year	$19,187	$15,250	$7	$34,444

Note 13—Supplemental Oil and Gas Disclosures (Unaudited)

Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities, whether expensed or capitalized, are reflected in the table below. This schedule does not include the costs of acquiring the minority interest in Caspi Neft and the carried working interest of approximately $138,314,000.

	Kazakhstan	Other	Total
	(In thousands)
Year ended December 31, 2006
Acquisition costs of properties:
Proved	$2,345	$—	$2,345
Unproved	—	3,423	3,423
Exploration costs	256	—	256
Development costs	98,589	—	98,589
Capitalized interest	4,096	—	4,096

Total	$105,286	$3,423	$108,709

Year ended December 31, 2005
Acquisition costs of properties:
Proved	$—	$—	$—
Unproved	—	—	—
Exploration costs	9	—	9
Development costs	24,600	—	24,600
Capitalized interest	2,498	—	2,498

Total	$27,107	$—	$27,107

Year ended December 31, 2004
Acquisition costs of properties:
Proved	$—	$—	$—
Unproved	—	—	—
Exploration costs	3,477	—	3,477
Development costs	18,651	—	18,651
Capitalized interest	4,520	—	4,520

Total	$26,648	$—	$26,648

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Costs

The aggregate amount of capitalized costs related to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization (“DD&A”), including any accumulated valuation allowances, are reflected in the table below. These capitalized costs do not include the drilling rig which was purchased and modified for use in our development activities in Kazakhstan. Capitalized costs for the drilling rig were $3.0 million, $3.0 million and $8.5 million at December 31, 2006, 2005 and 2004, respectively.

	Kazakhstan	Other	Total
	(In thousands)
As of December 31, 2006
Proved properties	$334,845	$—	$334,845
Unproved properties	—	3,703	3,703

Total oil and gas properties	334,845	3,703	338,548
Accumulated DD&A	(18,258)	—	(18,258)

Net oil and gas properties	$316,587	$3,703	$320,290

As of December 31, 2005
Proved properties	$230,139	$—	$230,139
Unproved properties	—	—	—

Total oil and gas properties	230,139	—	230,139
Accumulated DD&A	(3,471)	—	(3,471)

Net oil and gas properties	$226,668	$—	$226,668

As of December 31, 2004
Proved properties	$71,048	$—	$71,048
Unproved properties	—	—	—

Total oil and gas properties	71,048	—	71,048
Accumulated DD&A	(899)	—	(899)

Net oil and gas properties	$70,149	$—	$70,149

Oil and Gas Reserve Information

Basis of Presentation

Proved oil and gas reserve quantities are based on estimates prepared by Ryder Scott Company, independent petroleum engineers. There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties which are undeveloped or have a limited production history, such as the South Alibek Field. The following reserve data represents estimates only and actual reserves may vary substantially from these estimates. All of our proved reserves were in Kazakhstan as of December 31, 2006, 2005 and 2004. Our net quantities of proved developed and undeveloped reserves of crude oil and changes therein are reflected in the table below.

As of December 31, 2006, we owned a 100% working interest in the South Alibek Field, subject to government royalties and an additional 3.5% net revenue interest retained by a third party in connection with our buyout of our former partners to be deducted from the remaining revenue interest. The effect of this overriding revenue interest is reflected in the calculation of the Company’s net proved reserves and future net cash flows.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we operated under both a production contract and an exploration contract. The exploration contract associated with the License had an original six-year term which expired in April 2005 and has been extended through April 2009, The Production Contract for South Alibek was signed by the Kazakhstan government on December 29, 2006 with a concession for 25 years, ending on December 29, 2031. The net revenue interests used in this report are calculated from a sliding-scale royalty payment based on gross annual production and made to the Kazakhstan government during the period of the production contract of this license, and an additional 3.5% net revenue interest retained by a third party. Based on the forecast annual production, the government royalty rate is between 2.0% to 2.2% and is capped at 6%.

The proved reserves as of December 31, 2006 represent the reserves that were estimated to be recovered from 14 wells (South Alibek 1, 2, 3, 4, 5, 11, 12, 13, 14, 15, 16, 17, K1, and 21), and a total of 17 development offsets not yet drilled. All direct offset well locations in this report are proved undeveloped and are based on 80 acre drainage patterns unless current developed completions are estimated to drain an area larger than their volumetric assignment. In this case, the reserves of certain offset locations have been reduced. All locations have a scheduled KT1 and a KT2 reservoir completion and each of these reservoir completions includes the cost of drilling a separate wellbore. All reserves included in this report were estimated using either historical performance or volumetric methods. Our future drilling plans may include infill drilling on tighter spacing and horizontal wells; however, the effect of these future plans have not been considered in this SEC report.

The cost of 15 wells has been included in this report for water injection into the KT1 reservoir and the cost of 14 wells has been included for water injection into the KT2 reservoir. The first water injection well is expected to start in the first quarter of year 2007. The specific location of the remaining injection wells has not been identified; therefore, the reservoir response to the water injection has not been assigned to specific wells, but a total estimated waterflood recovery from each reservoir is included in the reserve forecasts to represent a waterflood typecurve performance and recovery estimate of each reservoir.

A 15% primary recovery factor was assigned to each developed and undeveloped well in the KT1 and KT2 reservoirs. A secondary recovery factor of 15% was assigned to the KT1 waterflood and to the KT2 waterflood. The total primary and secondary recovery of 30% was based on analogy data from other fields.

An estimated annual decline rate (ADR) of 30% was assigned to the primary forecasts of the undeveloped wells. The final decline assigned to the KT1 and KT2 waterflood typecurve forecasts were also based on an approximate 30% ADR.

As of December 31, 2006, we had four new wells, the SA-12, SA-13, SA-21, and SA-K1, which are scheduled to start producing in the first quarter of 2007. The drilling of SA-5H had commenced by December 31, 2006 and due to this work its associated reserves were reclassified to proved undeveloped, and is forecast to start producing in the first quarter of 2007 from the KT2 reservoir. An undeveloped redrill has been included in the estimates to capture the volumetric reserves assigned to the SA-4 well, which has reservoir damage that prevented placing the well on production during 2006.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Quantities of Net Proved Crude Oil Reserves

(Quantities in thousands of barrels)

	December 31,
	2006	2005	2004
Net proved crude oil reserves:
Beginning of year	72,937	26,814	45,745
Revisions of previous estimates	(9,270)	(970)	(521)
Extensions, discoveries and other additions	4,230	6,097	6,828
Revision of net interest	—	41,194	(25,086)
Production	(708)	(198)	(152)

End of year	67,189	72,937	26,814

Net proved developed reserves:
Beginning of year	3,332	4,476	7,816

End of year	5,138	3,332	4,476

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

Basis of Presentation

The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management’s best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. The sales prices used in the calculation are the year-end prices of crude oil, including condensate and natural gas liquids, which as of December 31, 2006, 2005 and 2004 were $35.59, $40.21 and $20.09 per barrel, respectively. The sales prices were based on the last sales price received for December 2006, 2005 and 2004, respectively. No value was assigned to natural gas reserves, as there is not currently an established market or pipeline facilities for gas sales. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. This information is not intended to represent a forecast or fair market value of the Company’s oil and gas assets, but does present a standardized disclosure of discounted future net cash flows that would result under the assumptions used. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for 2006, 2005 and 2004 were as follows:

Standardized Measure of Discounted Future Net Cash Flows

(In thousands)

December 31, 2006:
Future cash inflows	$2,391,263
Future production costs	(518,871)
Future development costs	(452,768)

Undiscounted future net cash flows before income tax	1,419,624
10% discount for estimated timing of cash flows	(905,495)

Present value of future net cash flows before income tax	514,129
Future income tax expense, discounted at 10%	(35,447)

Standardized measure of discounted future net cash flows	$478,682

December 31, 2005:
Future cash inflows	$3,096,160
Future production costs	(406,539)
Future development costs	(397,879)

Undiscounted future net cash flows before income tax	2,291,742
10% discount for estimated timing of cash flows	(1,276,314)

Present value of future net cash flows before income tax	1,015,428
Future income tax expense, discounted at 10%	(262,825)

Standardized measure of discounted future net cash flows	$752,603

December 31, 2004:
Future cash inflows	$538,688
Future production costs	(74,001)
Future development costs	(65,260)

Undiscounted future net cash flows before income tax	399,427
10% discount for estimated timing of cash flows	(179,431)

Present value of future net cash flows before income tax	219,996
Future income tax expense, discounted at 10%	(43,142)

Standardized measure of discounted future net cash flows	$176,854

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of changes in the standardized measure of discounted future net cash flows:

Changes in the Standardized Measure of Discounted Future Net Cash Flows

(In thousands)

	Year ended December 31,
	2006	2005	2004
Standardized Measure, beginning of year	$752,603	$176,854	$180,443
Sales and transfers of oil and gas produced, net of production costs	(14,835)	(8,738)	(152)
Net changes in prices, development and production costs	(299,636)	320,930	151,644
Extensions, discoveries and improved recovery, less related costs	69,509	596,505	65,492
Purchase of minerals in place	—	—	—
Development costs incurred and changes during the period	(85,621)	(193,753)	17,754
Revisions of previous quantity estimates	(113,377)	(6,948)	(4,458)
Increase in present value due to passage of one year	101,543	21,999	24,135
Exercise of Option by Bramex	—	—	(203,699)
Net changes in production rates and other	(158,881)	(373,928)	(36,563)
Net change in income taxes	227,377	219,682	(17,742)

Standardized Measure, end of year	$478,682	$752,603	$176,854

Note 14—Supplemental Quarterly Information (Unaudited)

The following table reflects a summary of the unaudited interim results of operations for the quarterly periods in the years ended December 31, 2006 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2006
Revenue, net	$2,842	$5,151	$7,755	$8,924
Operating loss	(4,208)	(4,267)	(4,948)	(4,302)
Net loss	(12,747)	(13,075)	(14,235)	(13,190)
Preferred dividends	243	226	47	550
Net loss attributable to common shareholders	(12,990)	(13,301)	(14,282)	(13,740)
Basic and diluted loss per share	$(0.15)	$(0.15)	$(0.15)	$(0.14)
Weighted average common shares outstanding	88,208	90,978	94,509	99,307

2005
Revenue, net	$1,154	$2,032	$3,852	$1,405
Operating income (loss)	(1,705)	(254)	581	(8,445)
Net loss	(1,852)	(1,649)	(2,523)	(14,517)
Preferred dividends	278	281	279	244
Net loss attributable to common shareholders	(2,130)	(1,930)	(2,802)	(14,760)
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.03)	$(0.17)
Weighted average common shares outstanding	79,994	80,213	81,562	86,179

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Subsequent Event

On March 15, 2007, we issued in a private placement warrants to purchase an aggregate 8,500,000 shares of our common stock and, in connection therewith, granted to the purchasers certain registration rights with respect to the resale or other disposition of the shares of our common stock issuable upon exercise of the warrants. The warrants were issued for total cash consideration of $8 million. Each warrant, when exercised, will entitle the holder to receive one share of our common stock at an exercise price of $2.00 per share. The warrant agreement governing the warrants provides for customary anti-dilution adjustments with respect to the exercise price and the number of shares of our common stock issuable upon exercise of the warrants. The warrants are exercisable at any time, at the holder’s option, and will expire on March 15, 2012. The private placement of the warrants was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2006. In the course of this evaluation, our management considered the material weakness in our internal control over financial reporting that existed as December 31, 2005 and the significant changes with respect to our financial reporting that we made in 2005 and 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 were effective in ensuring that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as that term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our control environment is the foundation for our system of internal control over financial reporting and is an integral part of our Code of Business Conduct and Ethics and our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit timely preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting and, based on that evaluation, concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

UHY LLP, an independent registered public accounting firm, has audited management’s assessment of our internal control over financial reporting as of December 31, 2006, as stated in their report which appears on page 58 of this Annual Report on Form 10-K.

2005 Material Weakness

In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2005, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 and identified a material weakness in our internal control over financial reporting. The material weakness was our lack of a sufficient number of accounting staff with experience in public company SEC reporting and technical expertise to enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. This control deficiency resulted in us recording certain adjustments prior to the issuance of our consolidated financial statements for the year ended December 31, 2005. Because of this material weakness, management concluded that we did not maintain effective internal control over our financial reporting as of December 31, 2005.

To address the issues associated with the material weakness, we made changes in our internal control over financial reporting in 2006 and through the date of this report, and we continue to spend a significant amount of time and effort to improve our control environment. We have been implementing and will continue to implement changes that are both organizational and process-focused to improve our control environment. The changes made since late 2005 and through the date of this report include, among others:

•	appointing a new Vice President and Chief Accounting Officer, effective September 2005;

•	appointing a new Vice President, General Counsel and Secretary in January 2006;

•	appointing a new Vice President and Chief Operating Officer in June 2006;

•	retaining an outside consulting firm to assist us in the evaluation and testing of our internal control system;

•	retaining an outside accounting firm to assist us in the preparation of complex tax calculations and disclosures related to our SEC filings and to prepare tax records and returns;

•	retaining an outside accounting firm to assist us in the evaluation and application of new and existing accounting pronouncements to non-routine and non-systematic transactions;

•

hiring an additional certified public accountant, who joined the company in June 2006, to assist with the preparation of required SEC disclosures, our internal financial reporting requirements and the interpretation and application of new accounting standards and the effect of such standards on our financial reporting. Our management will continue to evaluate our accounting function with respect to the number of personnel needed and determine whether our requirements are best satisfied through the hiring of internal personnel on a full-time or part-time basis, outsourcing or a combination thereof;

•	implementing a new fixed asset accounting package to record and track assets, as well as calculating periodic depreciation expense; and

•	implementing and conducting training regarding our Code of Business Conduct and Ethics and the FCPA in Kazakhstan in the Russian language.

The actions described above have significantly improved our internal control over financial reporting and substantially increased the likelihood of our identifying and appropriately accounting for non-routine and non-systematic transactions. As noted above, our management concluded that these changes in our internal control over financial reporting remediated the material weakness identified as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Transmeridian Exploration Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing on page 65, that Transmeridian Exploration Incorporated and subsidiaries (“the Company”), maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Transmeridian Exploration Incorporated and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Transmeridian Exploration Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Transmeridian Exploration Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 15, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ UHY LLP

Houston, Texas

March 15, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report. The other information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

Item 11.	Executive Compensation.

The 2007 Proxy Statement is hereby incorporated by reference for the purpose of providing information about executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The 2007 Proxy Statement is hereby incorporated by reference for the purpose of providing information about security ownership of certain beneficial owners and management and related stockholder matters.

Equity Compensation Plan Information

The information in the following table is presented as of December 31, 2006 with respect to the shares of our common stock that may be issued upon the exercise of stock options and restricted stock units granted under equity compensation plans that have been approved by our stockholders, namely our 2006 Incentive Plan (which amended and restated our 2001 Incentive Stock Option Plan) and our 2003 Stock Compensation Plan. We have not issued any warrants or other rights under these equity compensation plans to acquire equity securities of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted averaged exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(In thousands, except per share amount)
Plan Category
Equity compensation plans approved by security holders	3,295	$3.28	7,985	(a)

Equity compensation plans not approved by security holders	—	—	—

Total	3,295	$3.28	7,985

(a)	The 2006 Incentive Plan provides for the issuance of up to an aggregate of 10% of the total shares of our common stock outstanding from time to time, less the number of shares underlying unexercised options as of the date the 2006 Incentive Plan was approved by shareholders (i.e., May 30, 2006)

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The 2007 Proxy Statement is hereby incorporated by reference for the purpose of providing information about certain relationships and related transactions and director independence.

Item 14.	Principal Accounting Fees and Services.

The 2007 Proxy Statement is hereby incorporated by reference for the purpose of providing information about principal accounting fees and services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LORRIE T. OLIVIER Lorrie T. Olivier	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

/S/ EARL W. MCNIEL Earl W. McNiel	Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2007

/S/ EDWARD G. BRANTLEY Edward G. Brantley	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2007

Marvin R. Carter	Director	March , 2007

/S/ JAMES H. DORMAN James H. Dorman	Director	March 15, 2007

/S/ GEORGE E. REESE George E. Reese	Director	March 15, 2007

/S/ DR. FERNANDO J. ZÚÑIGA Y RIVERO Dr. Fernando J. Zúñiga y Rivero	Director	March 14, 2007

/S/ J. FRANK HAASBEEK J. Frank Haasbeek	Director	March 13, 2007

/S/ ALFRED L. SHACKLETT, JR. Alfred L. Shacklett, Jr.	Director	March 15, 2007

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1(b) to the Company’s Registration Statement on Form SB-2 filed with the Commission on March 15, 2001 and incorporated by reference herein)

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on March 15, 2001 and incorporated by reference herein)

3.3	Certificate of Designations, Rights and Preferences of Series A Cumulative Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2004 and incorporated by reference herein)

3.4	Certificate of Designations of 15% Senior Redeemable Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2006 and incorporated by reference herein)

4.1	Indenture, dated as of December 12, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated and The Bank of New York, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005 and incorporated by reference herein)

4.2	First Supplemental Indenture, dated as of December 22, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the Commission on March 13, 2006 and incorporated by reference herein)

4.3	Second Supplemental Indenture, dated as of May 24, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc. and The Bank of New York, as Trustee (filed as Exhibit 4.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed with the Commission on May 30, 2006 and incorporated by reference herein)

4.4	Form of Senior Secured Note due 2010 (included as part of Exhibit 4.1)

4.5	Form of Registration Rights Agreement, dated as of December 12, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated and each of the purchasers party thereto (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005 and incorporated by reference herein)

4.6	Form of Amendment Agreement to Registration Rights Agreement, dated as of May 26, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated and each of the purchasers party thereto (filed as Exhibit 4.10 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-3 filed with the Commission on May 30, 2006 and incorporated by reference herein)

4.7	Form of Purchase Agreement, dated as of December 12, 2005, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated and each of the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005 and incorporated by reference herein)

4.8	Form of Purchase Agreement, dated as of May 23, 2006, by and among the Company, Transmeridian Exploration Inc., TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, JSC Caspi Neft TME, Bramex Management, Inc., Jefferies & Company, Inc. (as closing agent) and each of the purchasers party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated as of May 12, 2006, by and among the Company and each of the investors party thereto (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 17, 2006 and incorporated by reference herein)

4.10	Registration Rights Agreement, dated as of July 12, 2006, by and between the Company and Lorrie T. Olivier (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed with the Commission on July 17, 2006 and incorporated by reference herein)

4.11	Registration Rights Agreement, dated as of December 1, 2006, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2006 and incorporated by reference herein)

4.12	Common Stock Purchase Warrant, dated as of December 1, 2006, granted by the Company in favor of Jefferies & Company, Inc. (filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed with the Commission on January 11, 2007 and incorporated by reference herein)

4.13	Investor Rights Agreement, dated as of December 1, 2006, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed with the Commission on January 11, 2007 and incorporated by reference herein)

4.14	Transmeridian Exploration Incorporated 2006 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 28, 2006)

4.15	Transmeridian Exploration Incorporated Amended and Restated 2003 Stock Compensation Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on January 20, 2005 and incorporated by reference herein)

10.1	Share Sale and Purchase Agreement, dated as of October 14, 2005, by and between Transmeridian Exploration Inc. and Seeria Alliance Ltd. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.2	Deed of Amendment, by and between Transmeridian Exploration Inc. and Seeria Alliance Ltd., dated as of December 12, 2005, relating to the Share Sale and Purchase Agreement, dated as of October 14, 2005, by and between Transmeridian Exploration Inc. and Seeria Alliance Ltd. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.3	Escrow Agreement, dated as of December 12, 2005, by and between Transmeridian Exploration Inc. and The Bank of New York, as Escrow Agent and Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005 and incorporated by reference herein)

10.4	Amendment No. 1 to Escrow Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Inc. and The Bank of New York, as Escrow Agent and Trustee (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006 and incorporated by reference herein)

10.5	Pledge Agreement, dated as of December 12, 2005, by and between Transmeridian Exploration Incorporated and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005 and incorporated by reference herein)

10.6	Amendment No. 1 to Pledge Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Incorporated and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006 and incorporated by reference herein)

10.7	Pledge Agreement, dated as of December 22, 2005, by and between Transmeridian Exploration Inc. and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.8	Amendment No. 1 to Pledge Agreement, dated as of May 26, 2006, by and between Transmeridian Exploration Inc. and The Bank of New York, as Collateral Agent and Trustee (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 31, 2006 and incorporated by reference herein)

10.9	Warrant Agreement, dated as of December 12, 2005, by and between the Company and The Bank of New York, as Warrant Agent (including form of Warrant Certificate) (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 16, 2005 and incorporated by reference herein)

10.10	Purchase Agreement, dated as of December 12, 2005, by and between Transmeridian Exploration Inc. and Kornerstone Investment Group, Ltd. (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.11	Registration Rights Agreement, dated as of December 12, 2005, by and between the Company and Kornerstone Investment Group, Ltd. (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.12	Conditional Share Transfer Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.13	Amendment Agreement to the Conditional Share Transfer Agreement, dated as of May 24, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.13 to Pre-Effective Amendment No. 1 to Transmeridian Exploration Inc.’s Registration Statement on Form S-4 filed with the Commission on June 5, 2006 and incorporated by reference herein)

10.14	Share Encumbrance and Pledge Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and TuranAlem Securities JSC (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.15	Amendment Agreement to the Share Encumbrance and Pledge Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc. and JSC TuranAlem Securities (filed as Exhibit 10.15 to Pre-Effective Amendment No. 1 to Transmeridian Exploration Inc.’s Registration Statement on Form S-4 filed with the Commission on June 5, 2006 and incorporated by reference herein)

10.16	Securities Agency Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc., JSC TuranAlem Securities and The Bank of New York (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.17	Amendment Agreement to the Securities Agency Agreement, dated as of January 3, 2006, by and among Transmeridian Exploration Inc., Bramex Management, Inc., JSC TuranAlem Securities and The Bank of New York (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to Transmeridian Exploration Inc.’s Registration Statement on Form S-4 filed with the Commission on June 5, 2006 and incorporated by reference herein)

10.18	Agreement for Brokerage Services, dated as of January 23, 2006, by and between Transmeridian Exploration Inc. and “VISOR Investment Solutions” Joint Stock Company (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.19	Agreement for Brokerage Services, dated as of January 23, 2006, by and between Bramex Management, Inc. and “VISOR Investment Solutions” Joint Stock Company (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated by reference herein)

10.20	Form of Convertible Promissory Note and Warrant Purchase Agreement, dated as of August 30, 2005, by and among the Company and each of the investors party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2005 and incorporated by reference herein)

10.21	Form of Investor Rights Agreement, dated as of August 30, 2005, by and among the Company and each of the investors party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2005 and incorporated by reference herein)

10.22	Form of Convertible Promissory Note, dated as of August 30, 2005 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2005 and incorporated by reference herein)

10.23	Form of Warrant, dated as of August 30, 2005 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2005 and incorporated by reference herein)

10.24	Form of Subscription Agreement and Investment Representation, by and between the Company and each of the investors party thereto (relating to the Company’s July 2005 private placement under Regulation S of common stock)(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2005 and incorporated by reference herein)

10.25	Investor Rights Agreement, dated as of November 12, 2004, by and among the Company and each of the purchasers party thereto (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2004 and incorporated by reference herein)

10.26	Preferred Stock and Warrant Purchase Agreement, dated as of November 12, 2004, by and among the Company and each of the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2004 and incorporated by reference herein)

10.27	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2004 and incorporated by reference herein)

10.28	Amended and Restated 2003 Stock Compensation Plan of the Company (filed as Exhibit 4.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 20, 2005 and incorporated by reference herein)

10.29	Exploration Contract, dated as of March 7, 2000, with respect to the South Alibek Field (filed as Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 15, 2001 and incorporated by reference herein)

10.30	License 1557 from the Government of the Republic of Kazakhstan with respect to the South Alibek Field, dated as of April 29, 1999 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 15, 2001 and incorporated by reference herein)

10.31†	Purchase Agreement, dated as of November 28, 2006, by and between the Company and Jefferies & Company, Inc.

10.32	Form of Subscription Agreement and Investment Representation, dated as of November 28, 2006, by and between the Company and each of the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 1, 2006 and incorporated by reference herein)

10.33	Form of Indemnity Agreement, dated as of December 7, 2006, by and between the Company and each of the officers and directors of the Company (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the Commission on January 11, 2007 and incorporated by reference herein)

10.34†	Form of Executive Employment Agreement entered into by and between the Company and each of Lorrie T. Olivier, Earl W. McNiel, Alan W. Halsey and Nicolas J. Evanoff effective January 2007

10.35†	Contract, dated as of December 29, 2006, for the production of hydrocarbons in South Alibek Oil Field, by and between the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan and Joint-Stock Company Caspi Neft TME

14.1	Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated by reference herein)

21.1†	Subsidiaries of the Company

23.1†	Consent of UHY LLP

23.2†	Consent of John A. Braden & Company, P.C.

23.3†	Consent of Ryder Scott Company (independent reserve engineers)

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1†	Section 1350 Certification of Chief Executive Officer

32.2†	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.