Form 10-Q
period 2007-03-31
TRANSMERIDIAN EXPLORATION INC
filed 2007-05-10
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

As of May 7, 2007, the registrant had 103,490,866 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except preferred shares and par value information)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,618	$12,193
Accounts receivable	3,860	7,816
Crude oil inventory	1,381	837
Other current assets	550	20
Assets held for sale	3,000	3,000

Total current assets	18,409	23,866

Property and Equipment:
Property and equipment	384,484	339,605
Accumulated depreciation, depletion and amortization	(25,066)	(18,799)

Property and equipment, net	359,418	320,806

Other assets, net	11,241	11,964

	$389,068	$356,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,915	$12,279
Accrued liabilities	17,006	5,785

Total current liabilities	56,921	18,064

Long-term debt, net of discount of $20,869 and $22,276	269,131	267,724
Other long term liabilities	3,963	3,898
Senior redeemable convertible preferred stock, net of discount $2,900 and $3,047	41,100	40,953
Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000,000 shares authorized, 594.804 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 101,246 issued and outstanding	61	61
Additional paid-in capital	127,191	117,983
Accumulated deficit	(109,299)	(92,047)

Total stockholders’ equity	17,953	25,997

	$389,068	$356,636

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue from oil sales, net	$7,138	$2,842
Operating costs and expenses:
Exploration expense	157	256
Depreciation, depletion and amortization	6,267	2,522
Transportation expense	1,132	224
Operating and administrative expense – Kazakhstan	3,585	1,724
General and administrative expense – Houston	2,560	2,324

Total operating costs and expenses	13,701	7,050

Operating loss	(6,563)	(4,208)
Other income (expense):
Interest income	116	459
Interest expense, net of capitalized interest	(9,008)	(8,998)

Total other income (expense)	(8,892)	(8,539)

Net loss	$(15,455)	$(12,747)

Basic and diluted loss per common share	$(0.17)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net loss	$(15,455)	$(12,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,267	2,522
Amortization of debt financing costs	723	633
Debt discount amortization	1,407	1,341
Stock-based compensation expense	1,208	1,268
Accretion of asset retirement obligation	11	—
(Increase) decrease in accounts receivable	3,956	(964)
Increase in crude oil inventory	(544)	(193)
Increase in other current assets	(530)	(74)
Increase in other assets	—	(168)
Increase in accounts payable	27,636	7,666
Decrease in accrued liabilities	(802)	(18,764)
Decrease in other long-term liabilities	(2)	—

Net cash provided by (used in) operating activities	23,875	(19,480)

Investing Activities:
Capital expenditures	(44,823)	(12,984)

Net cash used in investing activities	(44,823)	(12,984)

Financing Activities:
Proceeds from exercise or sale of warrants	18,373	13
Proceeds from exercise of stock options	—	(8)
Decrease in restricted cash	—	9,471

Net cash provided by financing activities	18,373	9,476

Net decrease in cash and cash equivalents	(2,575)	(22,988)
Cash and cash equivalents, beginning of period	12,193	34,444

Cash and cash equivalents, end of period	$9,618	$11,456

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—

SUPPLEMENTAL INFORMATION

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash paid for:
Interest	$8,700	$7,752
Interest capitalized (non-cash)	(1,822)	(478)
Income taxes	—	—
Non-cash investing and financing transactions:
Issuance of common stock for acquisition of carried working interest	$—	$5,000
Accrued and unpaid dividends on convertible preferred stock	1,650	243
Asset retirement obligation	56	—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of Transmeridian Exploration Incorporated and subsidiaries (“we”, “our” or “us”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

We conduct our operations in Kazakhstan through a wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license and exploration and production contracts covering the South Alibek Field (the “Field”) in Kazakhstan.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

Note 2. Liquidity and Stockholders’ Equity

As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $38.5 million at March 31, 2007. In addition, we have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations. Management believes that cash flows from operations will improve in 2007, which will provide a portion of the funds needed to continue our development plan for the South Alibek Field and make scheduled interest payments on our senior secured notes. Increased operating cash flow is dependent upon many factors, including achieving and sustaining adequate production and sales rates, oil prices and other factors that may be beyond our control. Because our production rates have not increased as rapidly as anticipated, and in fact have recently decreased, we are currently seeking to raise approximately $40 million of additional capital to allow for the continued development of the Field at the current accelerated pace. If we are unable to secure the additional funds or if current production does not increase, crude oil prices are not sustainable and our operating cash flows do not increase accordingly within the near term, we will not be able to continue our accelerated development of the Field. In such case, we will have to significantly reduce our capital program and significantly modify our operational structure in order to fund interest payments and operating expenses, each of which may materially and adversely affect our business, financial condition and results of operations.

On March 15, 2007, we issued in a private placement warrants to purchase an aggregate 8,500,000 shares of our common stock and, in connection therewith, granted to the purchasers certain registration rights with respect to the resale or other disposition of the shares of our common stock issuable upon exercise of the warrants. The warrants were issued for total cash consideration of $8 million. Each warrant, when exercised, will entitle the holder to receive one share of our common stock at an exercise price of $2.00 per share. The warrant agreement governing the warrants provides for customary anti-dilution adjustments with respect to the exercise price and the number of shares of our common stock issuable upon exercise of the warrants. The warrants are exercisable at any time, at the holder’s option, and will expire on March 15, 2012. The private placement of the warrants was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Also in March 2007, the holders of warrants to purchase an aggregate of 4,773,214 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance the exercise price of the warrants, resulting in proceeds to us of $10.4 million. As of March 31, 2007, the shares of common stock issuable in connection with the pending warrant exercises had not been issued. Accordingly, a liability in the amount of $10.4 million has been reflected in accrued liabilities at March 31, 2007, representing our obligation to issue the related shares of common stock upon the expiration of the notice period and exercise of the warrants in May 2007.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2007 and 2006 excludes 7,575,125 and 12,309,383 common shares respectively, issuable pursuant to convertible preferred stock and outstanding stock options and warrants because their effect is anti-dilutive. Net loss attributable to common stockholders is calculated as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(in thousands, except per share amounts)
Net loss	$(15,455)	$(12,747)
Preferred dividends	(1,650)	(243)
Accretion of senior preferred stock discount	(147)	—

Net loss attributable to common stockholders	$(17,252)	$(12,990)

Basic and diluted loss per common share	$(0.17)	$(0.15)

Weighted average common shares outstanding; basic and diluted	101,246	88,208

Note 4. Income Taxes

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under the applicable state, federal and foreign income tax laws. As a result of the adoption, we recorded an unrecognized tax benefit of approximately $2.2 million as of January 1, 2007. The adoption of FIN 48 did not result in a reduction of retained earnings due to an offsetting valuation allowance against our net deferred tax asset. The entire amount of the unrecognized tax benefit will impact the effective tax rate in future periods if recognized. There was no change in the unrecognized tax benefit during the quarter ended March 31, 2007. We do not anticipate a significant change in the balance of unrecognized tax benefits within the next twelve months.

We did not recognize any interest and penalties in our financial statements as a result of the adoption of FIN 48. If any interest or penalties related to any income tax liabilities are imposed in future reporting periods, we expect to record both of these items as components of income tax expense.

We are subject to taxation in the United States and Kazakhstan. Our federal income tax returns in the United States are subject to examination for the tax years ended December 31, 2003 through December 31, 2005. Our subsidiary’s tax returns in Kazakhstan are subject to examination for the tax years ended December 31, 2004 through December 31, 2006.

Note 5. Commitments and Contingencies

We are subject, through our subsidiary Caspi Neft, to the terms of License 1557 and the related exploration and production contracts covering 14,111 acres in the Field in Kazakhstan. The exploration and production contracts provide, among other things, certain minimum levels of capital expenditures for the continued development of the Field.

Purchase commitments are made from time to time in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Note 6. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Oil and gas properties, successful efforts method	$383,389	$338,548
Transportation equipment	511	510
Office and technology equipment	584	547

	384,484	339,605
Accumulated depreciation, depletion and amortization	(25,066)	(18,799)

Property and equipment, net	$359,418	$320,806

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three-month periods ended March 31, 2007 and 2006, we capitalized approximately $1,822,000 and $478,000, respectively, of interest costs.

Other Assets

Other assets at March 31, 2007 consisted of debt financing costs of $10.7 million, net of amortization, and a note receivable of $500,000 from an unrelated third party. At December 31, 2006, other assets consisted of debt financing costs of $11.5 million, net of amortization, and a note receivable of $500,000 from an unrelated third party.

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2007	December 31 2006
	(Unaudited)
	(In thousands)
Interest	$1,450	$1,450
Dividends	2,200	550
Production contract	—	600
Royalties	201	333
Rig rentals	2,738	2,738
Proceeds received for common stock to be issued from exercise of warrants	10,373	—
Other	44	114

Total accrued liabilities	$17,006	$5,785

Note 7. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months ended March 31, 2007 and 2006, substantially all of our results of operations consisted of revenues, operating, general and administrative expenses and other costs associated with our operations in Kazakhstan.

For the three months ended March 31, 2007, three customers accounted for approximately 37%, 13%, and 12% of consolidated revenues. Three customers accounted for approximately 63%, 23% and 12%, of consolidated revenues for the three months ended March 31, 2006.

Note 8. Subsidiary Guarantors (Unaudited)

In December 2005, we and our wholly owned subsidiary Transmeridian Exploration Inc. (the “Issuer”) issued 250,000 Units, consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer and (ii) warrants to purchase approximately 17.3 million shares of our common stock. We and all of our material subsidiaries fully and unconditionally guaranteed the senior secured notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. As previously disclosed in 2005 and prior years, substantially all of our assets are located in Kazakhstan and substantially all of our revenue, operating, general and administrative expenses and other costs were, and currently are, associated with the operations of our principal subsidiary in Kazakhstan.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$7,396	$1	$2,077	$144	$—	$9,618
Other current assets	2,591	—	6,195	5	—	8,791

Total current assets	9,987	1	8,272	149	—	18,409
Property and equipment, net	395	—	355,647	3,376	—	359,418
Investment in and advances to subsidiaries	114,722	204,555	(283,124)	(3,941)	(32,212)	—
Other assets	—	10,741	—	500	—	11,241

	$125,104	$215,297	$80,795	$84	$(32,212)	$389,068

Total current liabilities	$13,086	$1,668	$42,061	$106	$—	$56,921
Debt	—	269,131	31,000	—	(31,000)	269,131
Other long-term liabilities	2,035	—	1,928	—	—	3,963
Senior redeemable convertible preferred stock	41,100	—	—	—	—	41,100
Stockholder’s equity	68,883	(55,502)	5,806	(22)	(1,212)	17,953

	$125,104	$215,297	$80,795	$84	$(32,212)	$389,068

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(218)	$7,356	$—	$7,138
Operating costs and expenses	2,545	409	10,744	3	13,701

Operating income (loss)	(2,545)	(627)	(3,388)	(3)	(6,563)
Other income (expense)	93	(10,809)	1,822	2	(8,892)

Net loss	$(2,452)	$(11,436)	$(1,566)	$(1)	$(15,455)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Three Months Ended March 31, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash used in operating activities	$(1,178)	$(9,001)	$34,057	$(3)	$23,875
Net cash used in investing activities	—	—	(44,809)	(14)	(44,823)
Net cash provided by financing activities	(1,730)	8,434	11,655	14	18,373

Net increase (decrease) in cash	(2,908)	(567)	903	(3)	(2,575)
Cash and cash equivalents, beginning of the year	$10,304	$568	$1,174	$147	$12,193

Cash and cash equivalents, end of the year	$7,396	$1	$2,077	$144	$9,618

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$8,376	$24,217	$1,353	$—	$—	$33,946
Other current assets	2,656	—	6,875	—	—	9,531

Total current assets	11,032	24,217	8,228	—	—	43,477
Property and equipment, net	343	—	236,935	—	—	237,278
Investment in and advances to subsidiaries	—	143,166	(134,083)	—	(9,083)	—
Other assets	46,432	47,958	—	—	(82,382)	12,008

	$57,807	$215,341	$111,080	$—	$(91,465)	$292,763

Total current liabilities	$3,025	$2,553	$12,263	$—	$—	$17,841
Debt	—	224,748	31,000		(31,000)	224,748
Other long-term liabilities	—	—	186	—	—	186
Stockholder’s equity	54,782	(11,960)	67,631	—	(60,465)	49,988

	$57,807	$215,341	$111,080	$—	$(91,465)	$292,763

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(95)	$2,937	$—	$2,842
Operating costs and expenses	2,332	16	4,702	—	7,050

Operating loss	(2,332)	(111)	(1,765)	—	(4,208)
Other income (expense)	111	(9,142)	492	—	(8,539)

Net loss	$(2,221)	$(9,253)	$(1,273)	$—	$(12,747)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Three Months Ended March 31, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash (used in) provided by operating activities	$(4,000)	$(23,205)	$7,725	$—	$(19,480)
Net cash used in investing activities	(9)	—	(12,975)	—	(12,984)
Net cash (used in) provided by financing activities	(6,803)	9,682	6,597	—	9,476

Net increase (decrease) in cash	(10,812)	(13,523)	1,347	—	(22,988)
Cash and cash equivalents, beginning of the period	$19,188	$15,250	$6	$—	$34,444

Cash and cash equivalents, end of the period	$8,376	$1,727	$1,353	$—	$11,456

Note 9. Subsequent Event

Between April 26, 2007 and April 30, 2007, we sold to various investors an aggregate of 1,655,000 shares of our common stock for cash in a private placement exempt from registration under the Securities Act. In connection therewith, we granted to the purchasers certain registration rights with respect to the resale or other disposition of such shares of common stock. Application has been made to list the shares on the American Stock Exchange. The per share price of the shares sold was $2.70. The aggregate gross proceeds from the sale were approximately $4.5 million. The private placement was effected pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act and Regulation S thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Results of Operations

The following table presents selected operational and financial data for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
Revenue, net (in thousands)	$7,138	$2,842
Number of barrels sold	266,437	99,491
Average price per barrel	$28.19	$30.05
Production (barrels)	316,164	103,848
Average daily production (barrels)	3,513	1,154

Oil revenue

Net revenue for the three months ended March 31, 2007 increased $4.3 million, or approximately two and one-half times, respectively, over the comparable period of 2006 due primarily to increased volumes sold. The number of barrels (“bbls”) sold in the first quarter of 2007 exceeded the volume sold in the same period of 2006 by 166,946 bbls or approximately 167%, as the average number of producing wells increased from 5.2 wells in the first quarter of 2006 to 10.4 wells in the first quarter of 2007. The overall average sales price per bbl declined $1.86 as the price per bbl received for export sales declined due to declines in North Sea Brent crude prices and other adjustments, which were partially offset by increases in the average price for domestic crude sales.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the first quarter of 2007, DD&A of oil and gas properties was $6.1 million, or $19.17 per bbl, as compared to $2.1 million, or $20.45 per bbl, for the first quarter of 2006. The increase is primarily due to the increase in the amount of costs being depleted as the number of wells completed and put into production has increased over the prior year’s quarter and the increase in production volumes. Production volumes increased in the first quarter of 2007 to 316,164 bbls, an approximate 204% increase over the 103,848 bbls produced in the first quarter of 2006.

Non-oil and gas property DD&A was $205,000 for the three months ended March 31, 2007 as compared to $114,000 for the comparable period in 2006. The increase is due primarily to additions of transportation and other equipment in Kazakhstan and Houston.

Transportation expense

For the three months ended March 31, 2007, transportation and storage costs were $1.1 million, or $3.58 per bbl, as compared to $224,000, or $2.16 per bbl, for the first quarter of 2006. The increase is due to the use of additional oil terminals for shipments of crude oil, the amount of crude transported, increased storage costs due to not having pipeline access for crude shipments until late March 2007 and higher rates charged by the transportation companies. These additional terminals are located farther from the Field; however, some of the terminals have facilities for removing salts and other impurities from the crude. We transported approximately 316,000 bbls in the first quarter of 2007 as compared to approximately 104,000 bbls in the comparable quarter of 2006.

Operating and administrative expense—Kazakhstan

For the three month period ended March 31, 2007, operating and administrative expense in Kazakhstan was $3.6 million, as compared to $1.7 million for the same period in 2006. The increase between periods is primarily a result of increased personnel costs, including expatriates, and increased activity levels due to our accelerated exploration, development and production program for the Field. As a result of the increased activity level, production volumes for the three months ended March 31, 2007 increased 204% over the comparable period in 2006. We had a daily average of 10.4 producing wells for the three months ended March 31, 2007 compared to 5.2 producing wells during the same period of 2006. During the first quarter of 2007, we incurred approximately $433,000 of expatriate personnel costs related to our operations in Kazakhstan. There were no expatriate expenses recorded in the first quarter of 2006.

General and administrative expense—Houston

For the three month period ended March 31, 2007, general and administrative expense in Houston was $2.6 million, as compared to $2.3 million for the three month period ended March 31, 2006. The increase is primarily due to the increased costs associated with stock-based compensation expense recognized in the period related to employee stock options and restricted stock grants, and the addition of new corporate staff since the end of the first quarter in 2006.

Interest expense

Interest expense, net of capitalized interest of $1.8 million, for the three month period ended March 31, 2007 was $9.0 million, as compared to interest expense of $9.0 million, net of $478,000 of capitalized interest, for the three month period ended March 31, 2006. Interest expense increased on a gross basis primarily due to increased debt levels between the periods, as well as the recognition in interest expense of the amortization of both the capitalized financing costs that were incurred and the debt discount that was recorded in May 2006 in connection with our private placement of $40.0 million principal amount of senior secured notes. This increase was offset by the higher amount of interest capitalized in the first quarter of 2007 as compared to the first quarter of 2006.

Liquidity and Capital Resources

For the three months ended March 31, 2007 and 2006, our ongoing capital expenditures were $44.8 million and $13.0 million, respectively. Our primary sources of funding have been our private placement of senior secured notes due 2010 and warrants to purchase shares of common stock in December 2005, the additional debt and shares of our common stock issued in May 2006, private placements of common and preferred stock and warrants and the exercise of previously issued warrants. The total capitalized cost attributable to the Field as of March 31, 2007 was $379.7 million, which includes $18.4 million of capitalized interest.

On March 15, 2007, we issued in a private placement warrants to purchase an aggregate 8,500,000 shares of our common stock and, in connection therewith, granted to the purchasers certain registration rights with respect to the resale or other disposition of the shares of our common stock issuable upon exercise of the warrants. The warrants were issued for total cash consideration of $8 million. Each warrant, when exercised, will entitle the holder to receive one share of our common stock at an exercise price of $2.00 per share. The warrant agreement governing the warrants provides for customary anti-dilution adjustments with respect to the exercise price and the number of shares of our common stock issuable upon exercise of the warrants. The warrants are exercisable at any time, at the holder’s option, and will expire on March 15, 2012. The private placement of the warrants was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Also in March 2007, the holders of warrants to purchase an aggregate of 4,773,214 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance the exercise price of the warrants, resulting in proceeds to us of $10,373,000. As of March 31, 2007, the shares of common stock issuable in connection with the pending warrant exercises had not been issued. Accordingly, a liability in the amount of $10,373,000 has been reflected in accrued liabilities at March 31, 2007, representing our obligation to issue the related shares of common stock upon the expiration of the notice period and exercise of the warrants in May 2007.

Between April 26, 2007 and April 30, 2007, we sold to various investors an aggregate of 1,655,000 shares of our common stock for cash in a private placement exempt from registration under the Securities Act. In connection therewith, we granted to the purchasers certain registration rights with respect to the resale or other disposition of such shares of common stock. The per share price of the shares sold was $2.70, and the aggregate gross proceeds from the sale were approximately $4.5 million. The proceeds of the sale are being used to fund our development drilling activities with respect to the Field.

Management believes that cash flows from operations will improve in 2007, which will provide a portion of the funds needed to continue our development plan for the South Alibek Field and make scheduled interest payments on our senior secured notes. Increased operating cash flow is dependent upon many factors, including achieving and sustaining adequate production and sales rates, oil prices and other factors that may be beyond our control. World crude oil prices have declined from the record levels achieved in 2006. Because the prices we ultimately receive for our crude oil sales are based upon world crude oil prices, we have experienced a decrease in our sales prices. Our sales prices are also affected by quality discounts for density, water and salt content, sulfur and mercaptan levels and other factors. Because our production rates have not increased as rapidly as anticipated, and in fact have recently decreased, we are currently seeking to raise approximately $40 million of additional capital to allow for the continued development of the Field at the current accelerated pace. If we are unable to secure the additional funds or if current production does not increase, crude oil prices are not sustainable and our operating cash flows do not increase accordingly within the near term, we will not be able to continue our accelerated development of the Field. In such case, we will have to significantly reduce our capital program and significantly modify our operational structure in order to fund interest payments and operating expenses, each of which may materially and adversely affect our business, financial condition and results of operations.

As we announced in March 2007, we are exploring strategic alternatives for the South Alibek Field. The strategic alternatives being reviewed include the sale of a partial or complete interest in the Field or a sale of the Company in its entirety. We have received a number of unsolicited preliminary expressions of interest from parties regarding a range of potential strategic transactions. We have retained financial advisors to assist us in the preparation of a complete technical evaluation that will be provided, along with other information about the Company, to selected interested parties. We anticipate providing this information by late May 2007 and then soliciting transaction proposals four to six weeks following the release of the data. There can be no assurance that the review of strategic alternatives will result in any agreements or transactions. We do not intend to disclose further developments with respect to the review of strategic alternatives unless and until our Board of Directors makes a decision regarding a specific course of action.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Successful Efforts Method of Accounting

We follow the successful efforts method of accounting for our investments in oil and gas properties, as more fully described in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. This accounting method has a pervasive effect on our reported financial position and results of operations.

Revenue Recognition

We sell our production both in the export and domestic market on a contract basis. Revenue is recognized when the purchaser takes delivery of the oil and is presented in our consolidated financial statements net of royalties. At the end of the period, oil that has been produced but not sold is recorded as inventory valued at the lower of cost or market. Cost is determined on a weighted average basis based on production costs.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended March 31, 2007 and 2006, we capitalized approximately $1.8 million and $0.5 million, respectively, of interest costs, which reduced our reported net interest expense to $9.0 million and $9.0 million, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

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

Interest Rate Risk

At March 31, 2007, we had total debt outstanding of $269.1 million, net of unamortized debt discount of $20.9 million. The debt bears interest at a fixed rate of 12% per annum.

Foreign Currency Risk

Our functional currency is the U.S. dollar. The financial statements of our foreign subsidiaries are measured in U.S. dollars. Accordingly, transaction costs for the conversion to various currencies for foreign operations are recognized in consolidated earnings at the time of each transaction.

Disclosure Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements, In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) include, but are not limited to, our assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas and other products or services, the price of oil, natural gas and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, drilling risks, future processing volumes and pipeline throughput, general economic and political conditions, either internationally or nationally or in the jurisdictions in which we or our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and elsewhere included in our Annual Report on Form 10-K for the year ended December 31, 2006. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 4. Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007, and concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2007, we issued in a private placement warrants to purchase an aggregate 8,500,000 shares of our common stock and, in connection therewith, granted to the two purchasers, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd., certain registration rights with respect to the resale or other disposition of the shares of our common stock issuable upon exercise of the warrants. The warrants were issued for total cash consideration of $8 million. Each warrant, when exercised, will entitle the holder to receive one share of our common stock at an exercise price of $2.00 per share. The warrant agreement governing the warrants provides for customary anti-dilution adjustments with respect to the exercise price and the number of shares of our common stock issuable upon exercise of the warrants. The warrants are exercisable at any time, at the holder’s option, and will expire on March 15, 2012. The private placement of the warrants was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Exhibits.

4.1†	Investor Rights Agreement, dated as of March 15, 2007, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

4.2†	Common Stock Purchase Warrant, dated as of March 15, 2007, granted by the Company in favor of North Sound Legacy Institutional Fund LLC

4.3†	Common Stock Purchase Warrant, dated as of March 15, 2007, granted by the Company in favor of North Sound Legacy International Ltd.

10.1†	Warrant Purchase Agreement, dated as of March 15, 2007, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

10.2†	Form of Non-Qualified Stock Option Agreement

10.3†	Form of Restricted Stock Award Agreement

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

Date: May 10, 2007	/s/ Earl W. McNiel
Earl W. McNiel Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

4.1†	Investor Rights Agreement, dated as of March 15, 2007, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

4.2†	Common Stock Purchase Warrant, dated as of March 15, 2007, granted by the Company in favor of North Sound Legacy Institutional Fund LLC

4.3†	Common Stock Purchase Warrant, dated as of March 15, 2007, granted by the Company in favor of North Sound Legacy International Ltd.

10.1†	Warrant Purchase Agreement, dated as of March 15, 2007, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.

10.2†	Form of Non-Qualified Stock Option Agreement

10.3†	Form of Restricted Stock Award Agreement

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.