Form 10-Q
period 2007-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2007-08-09
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

5847 San Felipe, Suite 4300

Houston, Texas 77057

(Address of principal executive office)(Zip Code)

Registrant’s telephone number, including area code: (713) 458-1100

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

As of August 3, 2007, the registrant had 116,332,935 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except preferred shares and par value information)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,665	$12,193
Restricted cash	33,000	—
Accounts receivable	3,394	7,816
Crude oil inventory	1,619	837
Other current assets	142	20
Assets held for sale	—	3,000

Total current assets	46,820	23,866

Property and Equipment:
Property and equipment	411,519	339,605
Accumulated depreciation, depletion and amortization	(30,398)	(18,799)

Property and equipment, net	381,121	320,806

Other assets, net	10,793	11,964

	$438,734	$356,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,821	$12,279
Accrued liabilities	29,608	5,785

Total current liabilities	62,429	18,064

Long-term debt, net of discount of $19,462 and $22,276	270,538	267,724
Other long term liabilities	4,032	3,898
Senior redeemable convertible preferred stock, net of discount of $2,747 and $3,047	43,453	40,953
Junior redeemable convertible preferred stock, net of discount of $21,325	33,675	—
Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000,000 shares authorized, 58.093 and 594.804 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 115,751 and 101,246 issued and outstanding	69	61
Additional paid-in capital	148,622	117,983
Accumulated deficit	(124,084)	(92,047)

Total stockholders’ equity	24,607	25,997

	$438,734	$356,636

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenue from oil sales, net	$11,237	$5,151
Operating costs and expenses:
Exploration expense	209	—
Depreciation, depletion and amortization	5,364	2,799
Transportation expense	1,377	431
Operating and administrative expense – Kazakhstan	3,935	3,136
General and administrative expense – Houston	4,441	3,052

Total operating costs and expenses	15,326	9,418

Operating loss	(4,089)	(4,267)
Other income (expense):
Interest income	32	450
Interest expense, net of capitalized interest	(8,841)	(9,258)

Total other income (expense)	(8,809)	(8,808)

Net loss	$(12,898)	$(13,075)

Basic and diluted loss per common share	$(0.14)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenue from oil sales, net	$18,376	$7,993
Operating costs and expenses:
Exploration expense	365	256
Depreciation, depletion and amortization	11,631	5,320
Transportation expense	2,509	655
Operating and administrative expense – Kazakhstan	7,520	4,861
General and administrative expense – Houston	7,003	5,376

Total operating costs and expenses	29,028	16,468

Operating loss	(10,652)	(8,475)
Other income (expense):
Interest income	147	909
Interest expense, net of capitalized interest	(17,850)	(18,256)

Total other income (expense)	(17,703)	(17,347)

Net loss	$(28,355)	$(25,822)

Basic and diluted loss per common share	$(0.31)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net loss	$(28,355)	$(25,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,631	5,320
Amortization of debt financing costs	1,446	1,295
Debt discount amortization	2,814	2,704
Stock-based compensation expense	4,337	3,329
Accretion of asset retirement obligation	26	—
Gain on sale of assets	(15)	—
(Increase) decrease in accounts receivable	4,422	(433)
Increase in crude oil inventory	(782)	(176)
Increase in other current assets	(122)	(69)
Increase in other assets	(275)	(1,000)
Increase in accounts payable	20,542	5,080
Increase (decrease) in accrued liabilities	3,390	(18,572)
Decrease in other long-term liabilities	(5)	—

Net cash provided by (used in) operating activities	19,054	(28,344)

Investing Activities:
Capital expenditures	(68,833)	(30,652)
Proceeds from disposal of assets	15	—

Net cash used in investing activities	(68,818)	(30,652)

Financing Activities:
Proceeds from long-term debt, net	—	37,138
Proceeds from sale of common stock, net	4,468	10,632
Proceeds from sale of junior preferred stock, net	53,338	—
Proceeds from exercise or sale of warrants	21,395	580
Proceeds from exercise of stock options	35	32
Payment of dividends on preferred stock	—	(487)
(Increase) decrease in restricted cash	(33,000)	14,344

Net cash provided by financing activities	46,236	62,239

Net increase (decrease) in cash and cash equivalents	(3,528)	3,243
Cash and cash equivalents, beginning of period	12,193	34,444

Cash and cash equivalents, end of period	$8,665	$37,687

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash paid for:
Interest	$17,400	$15,503
Interest capitalized (non-cash)	(3,810)	(1,114)
Income taxes	—	—
Non-cash investing and financing transactions:
Issuance of common stock for acquisition of carried working interest	$—	$5,000
Issuance of common stock for settlement of liability	—	1,159
Issuance of common stock for preferred stock dividend	2,200	—
Accrued and unpaid dividends on convertible preferred stock	1,732	226
Asset retirement obligation	113	—
Accretion of preferred stock discount	300	—
Discount on issuance of junior preferred stock	19,663	—
Reclassification of asset held for sale	3,000	—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of Transmeridian Exploration Incorporated and subsidiaries (“we”, “our”, “us” or “the Company”) included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 2006 is derived from our audited consolidated financial statements as of and for the year ended December 31, 2006. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

We conduct our operations in Kazakhstan through a wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license and exploration and production contracts covering the South Alibek Field (the “Field”) in Kazakhstan.

Note 2. Liquidity

As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $15.6 million at June 30, 2007. Included in our current liabilities is approximately $19.3 million in returns obligations incurred in connection with the issuance of our 20% Junior Redeemable Convertible Preferred Stock (“Junior Preferred Stock”) as discussed more fully in Note 4 below. However, the returns are not payable until the earlier of (i) the occurrence of a change of control of the Company (as defined in the certificate of designations, as amended, governing the Junior Preferred Stock) or (ii) June 18, 2008; provided, however, that if the returns become due and payable on June 18, 2008 in the absence of a change of control transaction, we may elect to satisfy our payment obligations by delivery of shares of our common stock valued at 97% of the common stock’s market value at such time. In addition, we have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

As we announced in March 2007, we are exploring strategic alternatives for the Company. We retained financial and technical advisors who assisted us in the preparation of a complete technical evaluation, including a reservoir simulation model, along with a detailed information memorandum about the Company. This confidential information has been provided to interested parties who have executed confidentiality agreements with the Company. Interested parties are currently reviewing the data and conducting their due diligence, and certain of these parties have attended management presentations and arranged visits to the Field. We expect to receive proposals for the acquisition of the Company in early September. There can be no assurance, however, that any proposals will result in an agreement or transaction. Moreover, there can be no assurance as to (i) the type of agreement or transaction that may be entered into or completed, (ii) the terms and conditions of any particular agreement or transaction, (iii) the price or other consideration that will be received by us and/or our stockholders in connection with the completion of a particular agreement or transaction or (iv) the approximate time it would take for an acquisition to be completed.

As of July 1, 2007, we have temporarily curtailed production in the Field pending resolution of issues relating to the flaring of associated natural gas produced from the Field. We are currently seeking government approval for an amended gas utilization project that would allow us to supply our gas production to a brick manufacturing facility. In connection with this approval, in July 2007, we were advised by the government working committee responsible for this issue that our current year permit for flaring associated gas has been extended to November 2007 and increased from the originally permitted annual allowance of seven million cubic meters to 20 million cubic meters during such period. The working committee’s protocol allows us to flare gas within this cumulative volume without penalty until our amended gas utilization plan is implemented in November 2007. If the gas utilization plan is not implemented by such date, we would be subject to fines for gas production above the original permitted allowance. The protocol requires us to obtain the consent of the Ministry of Environmental Protection (the “MEP”) to our amended gas utilization plan, which has already been approved by the Ministry of Energy and Mineral Resources (the “MEMR”).

Pursuant to the protocol, the Company has submitted the application for its amended gas utilization plan to the MEP and intends to sign a turnkey contract with a third party to construct and operate the brick manufacturing facility with a completion date in November 2007. Subsequently, the gas industry department of the MEMR, in a letter to the local MEP authorities, purported to revoke the previous decision of the working committee allowing us to continue flaring until our gas utilization plan is implemented. We do not believe the gas industry department has the authority to revoke the decision of the working committee, and we are proceeding on the basis of the working committee’s protocol to obtain MEP and local regulatory approvals for our amended gas utilization plan. We are consulting with the relevant governmental agencies to clarify the status of the approval process and the appropriate resolution of these issues, but we cannot predict when or in what form these issues will be resolved. If the necessary consents cannot be obtained, we may be required to continue curtailment of production from the Field until the amended gas utilization plan is implemented.

Operating cash flow is dependent upon many factors, including production and sales rates, oil prices and other factors that may be beyond our control. While world oil prices have increased during the second quarter of 2007, we have not been able to consistently benefit from such prices due to lack of access to the regional pipeline system. Access to the pipeline system has been secured and, subject to resolving the gas flaring issues as described above, management believes that cash flows from operations will continue to improve in 2007 and are expected to provide the funds needed to continue our operations in the Field and make scheduled interest payments on our senior secured notes due 2010. Because production has not increased as rapidly as anticipated, and has recently been shut-in temporarily while we seek a solution to the flaring issue, we may not have the necessary resources to allow for the continued development of the Field. If we are unable to either resume production at sufficient levels in the near term or complete a strategic transaction, we will have to seek additional capital to continue development of the Field and to fund interest payments and operating expenses. If we are unable to secure adequate additional capital, our business, financial condition and results of operations would be materially and adversely affected.

Note 3. Stockholders’ Equity

On March 15, 2007, we issued in a private placement warrants to purchase an aggregate 8,500,000 shares of our common stock. The warrants were issued for total cash consideration of $8 million. Each warrant, when exercised, will entitle the holder to receive one share of our common stock at an exercise price of $2.00 per share. The warrant agreement governing the warrants provides for customary anti-dilution adjustments with respect to the exercise price and the number of shares of our common stock issuable upon exercise of the warrants. The warrants are exercisable at any time, at the holder’s option, and will expire on March 15, 2012.

Also in March 2007, the holders of warrants to purchase an aggregate of 4,773,214 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance the exercise price of the warrants, resulting in proceeds to us of $10,373,000. The common shares underlying these warrants were issued in May 2007.

Similarly, in April 2007, the holders of warrants to purchase an aggregate of 1,700,000 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance the exercise price of the warrants, resulting in proceeds to us of $2,635,000. The common shares underlying these warrants were issued in June 2007. Also in April 2007, the holders of warrants to purchase an aggregate of 193,750 shares of our common stock exercised their warrants resulting in proceeds to us of $400,250.

In April 2007, we sold to various investors an aggregate of 1,655,000 shares of our common stock for cash in a private placement exempt from registration under the Securities Act of 1933 (as amended, the “Securities Act”). In connection therewith, we granted to the purchasers certain registration rights with respect to the resale or other disposition of such shares of common stock. The sales price of the shares sold was $2.70 per share, and the aggregate gross proceeds to us from the sale were approximately $4.5 million.

In May 2007, the holders of warrants to purchase an aggregate of 2,000,0000 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance $1.99 of the $2.00 exercise price of the warrants, resulting in proceeds to us of $3,980,000. As of June 30, 2007, the remainder of the exercise price of the warrants had not been paid and the shares of common stock issuable in connection with the pending warrant exercises had not been issued. Accordingly, a liability in the amount of $3,980,000 has been reflected in accrued liabilities at June 30, 2007, representing our obligation to issue the related shares of common stock upon the expiration of the notice period in July 2007 and receipt of the remaining exercise price.

Note 4. Junior Redeemable Convertible Preferred Stock

In June 2007, we sold 550,000 shares of our Junior Preferred Stock. The Junior Preferred Stock, which has a liquidation preference of $100 per share, will pay cumulative quarterly dividends at a rate of 20% per annum, payable at our option in additional shares of the Junior Preferred Stock, shares of our common stock (subject to the satisfaction of certain conditions) or cash (if allowed by the terms of our then-existing debt instruments or the 15% Senior Redeemable Convertible Preferred Stock (the “Senior Preferred Stock”)).

The Junior Preferred Stock is initially convertible into approximately 24.4 million shares of common stock, based on an initial conversion price of $2.25 per share. The conversion price is subject to downward adjustment if a change of control has not occurred, or a definitive agreement that would lead to a change of control has not been signed by October 31, 2007, and to a further downward adjustment if such conditions have not been met by December 31, 2007.

The Junior Preferred Stock will be redeemable, at the option of the holder, on March 15, 2012 at the liquidation preference plus all accumulated and unpaid dividends, or upon a change of control at an amount equal to the sum of 125% of the liquidation preference plus all accumulated and unpaid dividends.

We will have the option, upon a change of control, to redeem the Junior Preferred Stock at an amount equal to the sum of 125% of the then-effective conversion price multiplied by the number of shares of common stock into which such shares of Junior Preferred Stock are then convertible plus all accrued and unpaid dividends. After June 15, 2008, the Junior Preferred Stock is redeemable, at our option, at a premium to the liquidation preference, provided the closing price of our common stock equals or exceeds 125% of the then-effective conversion price for at least 20 trading days in any 30 consecutive trading day period.

Of the 550,000 shares of the Junior Preferred Stock issued in the private placement, 100,000 shares of the Junior Preferred Stock were issued, and the net proceeds of approximately $9.5 million were paid to us, in connection with the first closing on June 18, 2007. In connection with the second closing on June 26, 2007, the remaining 450,000 shares of the Junior Preferred Stock were issued and net proceeds of approximately $11.0 million from the sale of 120,000 of the shares were paid to us. The remaining 330,000 shares of the Junior Preferred Stock and the gross proceeds of $33.0 million therefrom were originally placed in escrow pending stockholder approval of the issuance or potential issuance of shares of our common stock under the terms of the Junior Preferred Stock that, in the aggregate, equal or exceed 20% of the currently outstanding shares of our common stock. The escrow proceeds, net of transaction fees, were released to us in July 2007 upon our receipt of the requisite proxies evidencing such stockholder approval; however, as of June 30, 2007, the proceeds were shown in the accompanying financial statements as restricted cash.

The private placement generated total net proceeds of approximately $51.5 million, after transaction fees and expenses. We used the net proceeds from the first closing to satisfy our interest payment obligation with respect to our senior secured notes due 2010 and for working capital and general corporate purposes. The net proceeds from the second closing, including the escrowed proceeds have been and will be used for working capital and general corporate purposes, including funding ongoing development costs. Additionally, we issued 550,000 warrants to the underwriter to purchase shares of our common stock at $2.25 per share as part of the total fees of the offering. We also agreed to pay a transaction preferred return, in cash, equal to 10% of an investors’ commitment and a preferred return, in cash, equal to 25% of the aggregate liquidation preference of the shares of Junior Preferred Stock purchased. However, the returns are not payable until the earlier of (i) the occurrence of a change of control of the Company (as defined in the certificate of designations, as amended, governing the Junior Preferred Stock) or (ii) June 18, 2008; provided, however, that if the returns become due and payable on June 18, 2008 in the absence of a change of control transaction, we may elect to satisfy our payment obligations by delivery of shares of our common stock valued at 97% of the common stock’s market value at such time. Additionally, if a change of control has not occurred by December 31, 2007, the return balances are increased, until paid, at the rate of 10% per annum. The fair value of the warrants of approximately $412,500, along with other offering expenses, and the value of the returns of approximately $19.3 million, were recorded as a discount to the face value of the Junior Preferred Stock and will be accreted over the life of the Junior Preferred Stock. The returns obligations have been recognized as current liabilities as of June 30, 2007.

In addition, holders of the Junior Preferred Stock have the right, upon written request of the holders of two-thirds of the outstanding shares of the Junior Preferred Stock, to designate individuals to constitute one-half of the membership of our board of directors and to require us to take the necessary action to effect such change in our board composition. In addition, we will be obligated to cause the directors designated by the holders of two-thirds of the outstanding shares of the Junior Preferred Stock to constitute a majority of the directors then serving on the special committee of the board of directors overseeing the ongoing process with respect to a possible sale of the Company or the Field. If a change of control of the Company has not occurred, or a definitive agreement that would lead to a change of control of the Company has not been signed, by June 15, 2008, we may be obligated to further alter the composition of the board of directors such that individuals designated by the holders of two-thirds of the outstanding shares of the Junior Preferred Stock would then constitute a majority of the members of the board of directors.

The holders of the Junior Preferred Stock are also entitled to certain registration rights with respect to the Junior Preferred Stock, pursuant to which we are obligated to file and cause to become effective a shelf registration statement covering the resale of the Junior Preferred Stock, the shares of our common stock into which the Junior Preferred Stock is convertible, and the shares of the Junior Preferred Stock and shares of our common stock issued in payment of the quarterly dividends. Pursuant to, and in timely compliance with, our filing obligation, we filed such shelf registration statement on July 18, 2007. In the event we fail to comply with our obligation to cause the shelf registration statement to become effective, we will be required to pay additional dividends on the Junior Preferred Stock.

Note 5. Senior Redeemable Convertible Preferred Stock

Our Senior Preferred Stock issued in December 2006 was originally convertible into approximately 9.8 million shares of common stock based on an initial conversion price of $4.50 per share of common stock. Effective July 1, 2007, there was a one-time test for adjustment of the conversion price and the dividend rate based upon the achievement of a specified average production rate prior to June 30, 2007 or a specified average trading price threshold of our common stock during the 15 trading days immediately following June 30, 2007. Neither of these thresholds was met and the conversion price and the dividend rate of the Senior Preferred Stock were adjusted to $3.90 per share and 18%, respectively, effective July 1, 2007. Additionally, the conversion price of the Senior Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions. As a result of the issuance of the Junior Preferred Stock, our March 2007 private placement of warrants to purchase shares of our common stock referenced in Note 3 above and our April 2007 private placement of shares of our common stock also referenced in Note 3 above, the conversion price of the Senior Preferred Stock was further adjusted to $3.76 per share and the Senior Preferred Stock is currently convertible into approximately 11.7 million shares of common stock.

Note 6. Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding excludes 3,115,753 and 12,115,556 common shares for the three months ended June 30, 2007 and 2006, respectively, and 4,024,002 and 11,965,521 common shares for the six months ended June 30, 2007 and 2006, respectively, issuable pursuant to convertible preferred stock and outstanding stock options and warrants because their effect is anti-dilutive. Net loss attributable to common stockholders is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss	$(12,898)	$(13,075)	$(28,355)	$(25,822)
Preferred dividends	(1,733)	(226)	(3,382)	(469)
Accretion of senior preferred stock discount	(153)	—	(300)	—

Net loss attributable to common stockholders	$(14,784)	$(13,301)	$(32,037)	$(26,291)

Basic and diluted loss per common share	$(0.14)	$(0.15)	$(0.31)	$(0.29)

Weighted average common shares outstanding; basic and diluted	107,930	90,978	104,606	89,600

Note 7. Income Taxes

We account for income taxes pursuant to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax asset or income tax benefits from the net deferred tax assets for the three or six months ended June 30, 2007 and 2006 because we do not believe the future realization of these assets is more likely than not to occur.

Note 8. Commitments and Contingencies

We are subject, through our subsidiary Caspi Neft, to the terms of License 1557 and the related exploration and production contracts with the government of Kazakhstan covering 14,111 acres in the Field in Kazakhstan. The exploration and production contracts provide for, among other things, certain minimum levels of capital expenditures for the continued development of the Field.

Purchase commitments are made from time to time in the ordinary course of business in connection with ongoing operations in the Field.

Note 9. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Oil and gas properties, successful efforts method	$407,443	$338,548
Transportation and drilling equipment	3,479	510
Office and technology equipment	597	547

	411,519	339,605
Accumulated depreciation, depletion and amortization	(30,398)	(18,799)

Property and equipment, net	$381,121	$320,806

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended June 30, 2007 and 2006, we capitalized approximately $1,989,000 and $636,000, respectively, of interest costs. During the six month periods ended June 30, 2007 and 2006, we capitalized approximately $3,810,000 and $1,114,000, respectively, of interest costs.

In June 2007, we reclassified the carrying value of the drilling rig and equipment that was previously classified as a current asset held for sale to property, plant and equipment, as the agreement to dispose of the rig has not been consummated. The rig will be depreciated over its estimated remaining life beginning in July 2007.

Other Assets

Other assets at June 30, 2007 consisted primarily of debt financing costs of $10.0 million, net of amortization, and a note receivable of $500,000 from an unrelated third party. At December 31, 2006, other assets consisted of debt financing costs of $11.5 million, net of amortization, and a note receivable of $500,000 from an unrelated third party.

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Interest	$1,450	$1,450
Dividends	1,732	550
Production contract	—	600
Royalties	94	333
Rig rentals	2,738	2,738
Junior Preferred Stock return agreements	19,250	—
Proceeds received for common stock to be issued from exercise of warrants	3,980	—
Other	364	114

Total accrued liabilities	$29,608	$5,785

Note 10. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months and six months ended June 30, 2007 and 2006, substantially all of our results of operations consisted of revenues, operating, general and administrative expenses and other costs associated with our operations in Kazakhstan.

For the three months ended June 30, 2007, three customers accounted for approximately 49%, 18% and 18%, respectively, of consolidated revenues. Two customers accounted for approximately 78% and 15%, respectively, of consolidated revenues for the three months ended June 30, 2006.

For the six months ended June 30, 2007, four customers accounted for approximately 30%, 17%, 13% and 11%, respectively, of consolidated revenues. Two customers accounted for approximately 73% and 18%, respectively, of consolidated revenues for the six months ended June 30, 2006.

Note 11. Subsidiary Guarantors (Unaudited)

In December 2005, we and our wholly owned subsidiary Transmeridian Exploration Inc. (the “Issuer”) issued 250,000 units (the “Units”), consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer and (ii) warrants to purchase approximately 17.3 million shares of our common stock. We and all of our material subsidiaries fully and unconditionally guarantee the senior secured notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. As previously disclosed in 2005 and prior years, substantially all of our assets are located in Kazakhstan and substantially all of our revenue, operating, general and administrative expenses and other costs were, and currently are, associated with the operations of Caspi Neft, our principal subsidiary, in Kazakhstan.

Presented below are summary condensed consolidating financial information as of June 30, 2007 and 2006 and for the three and six month periods ended June 30, 2007 and 2006.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$33,691	$2	$7,935	$37	$—	$41,665
Other current assets	3,247	—	1,902	6	—	5,155

Total current assets	36,938	2	9,837	43	—	46,820
Property and equipment, net	392	—	377,353	3,376	—	381,121
Investment in and advances to subsidiaries	150,940	195,082	(309,869)	(3,941)	(32,212)	—
Other assets	275	10,018	—	500	—	10,793

	$188,545	$205,102	$77,321	$(22)	$(32,212)	$438,734

Total current liabilities	$25,331	$1,577	$35,521	$—	$—	$62,429
Debt	—	270,538	31,000	—	(31,000)	270,538
Other long-term liabilities	2,035	—	1,997	—	—	4,032
Senior redeemable convertible preferred stock	43,453	—	—	—	—	43,453
Junior redeemable convertible preferred stock	33,675	—	—	—	—	33,675
Stockholders’ equity	84,051	(67,013)	8,803	(22)	(1,212)	24,607

	$188,545	$205,102	$77,321	$(22)	$(32,212)	$438,734

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(358)	$11,595	$—	$11,237
Operating costs and expenses	4,401	324	10,601	—	15,326

Operating income (loss)	(4,401)	(682)	994	—	(4,089)
Other income (expense)	15	(10,829)	2,004	1	(8,809)

Net loss	$(4,386)	$(11,511)	$2,998	$1	$(12,898)

	Six Months Ended June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(575)	$18,951	$—	$18,376
Operating costs and expenses	6,947	733	21,344	4	29,028

Operating income (loss)	(6,947)	(1,308)	(2,393)	(4)	(10,652)
Other income (expense)	108	(21,638)	3,825	2	(17,703)

Net loss	$(6,839)	$(22,946)	$1,432	$(2)	$(28,355)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash used in operating activities	$1,093	$(18,196)	$36,267	$(110)	$19,054
Net cash used in investing activities	(3)	—	(68,801)	(14)	(68,818)
Net cash provided by financing activities	(10,703)	17,630	39,295	14	46,236

Net increase (decrease) in cash	(9,613)	(566)	6,761	(110)	(3,528)
Cash and cash equivalents, beginning of the year	10,304	568	1,174	147	12,193

Cash and cash equivalents, end of the year	$691	$2	$7,935	$37	$8,665

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$522	$35,227	$9,931	$9,624	$—	$55,304
Other current assets	2,657	—	6,320	1	—	8,978

Total current assets	3,179	35,227	16,251	9,625	—	64,282
Property and equipment, net	371	—	251,697	79	—	252,147
Investment in and advances to subsidiaries	64,363	196,755	(218,201)	(10,704)	(32,213)	—
Other assets	—	12,841	—	1,000	—	13,841

	$67,913	$244,823	$49,747	$—	$(32,213)	$330,270

Total current liabilities	$2,690	$1,621	$9,718	$—	$—	$14,029
Debt	—	264,911	31,000	—	(31,000)	264,911
Other long-term liabilities	—	—	186	—	—	186
Stockholders’ equity	65,223	(21,709)	8,843	—	(1,213)	51,144

	$67,913	$244,823	$49,747	$—	$(32,213)	$330,270

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(171)	$5,322	$—	$5,151
Operating costs and expenses	2,993	86	6,337	2	9,418

Operating loss	(2,993)	(257)	(1,015)	(2)	(4,267)
Other income (expense)	43	(9,492)	640	1	(8,808)

Net loss	$(2,950)	$(9,749)	$(375)	$(1)	$(13,075)

	Six Months Ended June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(266)	$8,259	$—	$7,993
Operating costs and expenses	6,165	103	10,198	2	16,468

Operating loss	(6,165)	(369)	(1,939)	(2)	(8,475)
Other income (expense)	154	(18,634)	1,132	1	(17,347)

Net loss	$(6,011)	$(19,003)	$(807)	$(1)	$(25,822)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash used in operating activities	$(5,798)	$(30,515)	$8,971	$(1,002)	$(28,344)
Net cash used in investing activities	(81)	(252)	(30,240)	(79)	(30,652)
Net cash provided by financing activities	(12,787)	33,127	31,194	10,705	62,239

Net increase (decrease) in cash	(18,666)	2,360	9,925	9,624	3,243
Cash and cash equivalents, beginning of the period	19,188	15,250	6	—	34,444

Cash and cash equivalents, end of the period	$522	$17,610	$9,931	$9,624	$37,687

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Results of Operations

The following table presents selected operational and financial data for the three and six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue, net (in thousands)	$11,237	$5,151	$18,376	$7,993
Number of barrels sold	230,341	131,333	496,779	230,824
Average price per barrel	$51.27	$41.34	$38.89	$36.47
Production (barrels)	223,080	132,346	539,243	236,194
Average daily production (barrels)	2,451	1,454	2,979	1,305

Oil revenue

Net revenue for the three months ended June 30, 2007 increased $6.1 million, or approximately 118%, over the comparable period of 2006 due primarily to increased volumes sold, the mix of export and domestic sales and higher average prices. We sold 230,341 barrels (“bbls”) in the second quarter of 2007 at an average price of $51.27 per bbl. For the second quarter of 2007, export sales were 178,232 bbls at an average price of $58.55 per bbl and domestic sales were 52,109 bbls at an average price of $26.36 per bbl. This compares to the second quarter of 2006, when we sold a total of 131,333 bbls at an average price of $41.34 per bbl. Export sales totaled 86,533 bbls at an average price of $48.88 per bbl and domestic sales were 44,800 bbls at an average price of $26.77 per bbl in the second quarter of 2006. We began export pipeline sales in April 2007, which allowed us to receive a higher price per bbl as compared to export sales via rail where the purchaser is responsible for transportation costs thus resulting in a higher discount from quoted crude prices. We did not receive a pipeline quota for the month of June 2007; accordingly, our export sales were via rail resulting in a lower average sales price per bbl for the month.

For the six months ended June 30, 2007, we sold 496,779 bbls at an average price of $38.89 per bbl as compared to 230,824 bbls at $36.47 per bbl during the comparable period of 2006. Export sales were 308,412 bbls at an average price of $47.02 per bbl, while domestic sales totaled 188,367 bbls at an average price of $25.59 per bbl, for the six months ended June 30, 2007. For the six months ended June 30, 2006, 132,874 bbls were sold in the export market at an average price of $45.98 per bbl, while 97,950 bbls were sold in the domestic market at an average price of $23.57 per bbl. The increase in revenue was also driven by higher production volumes as production increased 303,050 bbls to 539,244 bbls in the six months ended June 30,2007, as the average number of producing wells increased from 5.9 wells in the first six months of 2006 to 11.2 wells in the first six months of 2007.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the second quarter of 2007, DD&A of oil and gas properties was $5.1 million, or $23.03 per bbl, as compared to $2.7 million, or $20.19 per bbl, for the second quarter of 2006. The increase is primarily due to the increase in the amount of costs being depleted as the number of wells completed and put into production has increased over the prior year’s quarter and the increase in production volumes. Production volumes increased in the second quarter of 2007 to 223,080 bbls, an increase of approximately 69% over the 132,346 bbls produced in the second quarter of 2006.

For the six months ended June 30, 2007, DD&A of oil and gas properties was $11.2 million, or $20.77 per bbl, as compared to $5.1 million, or $21.51 per bbl for the six months ended June 30, 2006. The increase in DD&A resulted from an increase in the depletable basis of oil and gas properties due to new wells being added as the result of the development program begun in early 2006 and increased production volumes.

Non-oil and gas property DD&A was $225,000 for the three months ended June 30, 2007 as compared to $127,000 for the comparable period in 2006. The increase is due primarily to additions of transportation and other equipment in Kazakhstan.

For the six months ended June 30, 2007, non-oil and gas property DD&A increased $189,000 over the $241,000 recorded in the comparable period of 2006 as a result of property additions since the end of the second quarter of 2006.

Transportation expense

For the three months ended June 30, 2007, transportation and storage costs were $1.4 million, or $6.73 per bbl, as compared to $431,000, or $3.61 per bbl, for the second quarter of 2006. For the six months ended June 30, 2007, transportation and storage costs were $2.5 million, or $5.28 per bbl, as compared to $655,000, or $3.06 per bbl, for the comparable period of 2006. The increases are due to the use of additional oil terminals for shipments of crude oil, the amount of crude transported, increased storage costs due to not having pipeline access for crude shipments until late March 2007 and higher rates charged by the transportation companies. These additional terminals are located farther from the Field; however, some of the terminals have facilities for removing salts and other impurities from the crude. Additionally, with the beginning of export pipeline sales in April 2007, we incurred pipeline charges on the crude transported to the applicable ports of loading. While transportation costs have increased, we have realized higher sales prices per bbl for export pipeline sales.

Operating and administrative expense—Kazakhstan

For the three month period ended June 30, 2007, operating and administrative expense in Kazakhstan was $3.9 million, as compared to $3.1 million for the same period in 2006. The increase between periods is primarily a result of increased personnel costs and increased activity levels due to our accelerated exploration, development and production program for the Field and a gas flaring penalty imposed by the Kazakh government. As a result of the increased activity level, production volumes for the three months ended June 30, 2007 increased 69% over the comparable period in 2006. We had a daily average of 12.0 producing wells for the three months ended June 30, 2007 compared to 6.6 wells during the same period of 2006.

For the six months ended June 30, 2007, operating and administrative expenses were $7.5 million, as compared to $4.9 million for the comparable period in 2006. As discussed above, the accelerated development of the Field resulted in production volumes of 539,243 bbls in the first six months of 2007 from an average of 11.2 producing wells compared to 236,194 bbls from an average of 5.9 producing wells in the first six months of 2006.

General and administrative expense—Houston

For the three month period ended June 30, 2007, general and administrative expense in Houston was $4.4 million, as compared to $3.1 million for the three month period ended June 30, 2006. The increase is primarily due to the addition of new corporate staff since the end of the first quarter in 2006 and increased costs associated with incentive compensation.

For the six months ended June 30, 2007, general and administrative expense in Houston was $7.0 million, as compared to $5.4 million for the comparable period in 2006. The increase is primarily due to the addition of new corporate staff since the end of the first quarter in 2006, increased costs of incentive compensation and increased stock-based compensation expense recognized in the period related to employee stock options and restricted stock grants.

Interest expense

Interest expense, net of capitalized interest of $2.0 million, for the three month period ended June 30, 2007 was $8.8 million, as compared to interest expense of $9.3 million, net of $636,000 of capitalized interest, for the three month period ended June 30, 2006. For the six months ended June 30, 2007, interest expense was $17.8 million, net of capitalized interest of $3.8 million, as compared to interest expense of $18.3 million, net of capitalized interest of $1.1 million, for the six months ended June 30, 2006. Interest expense on a gross basis increased for both the three and six months periods ended June 30, 2007 over the comparable periods of 2006 primarily due to increased debt levels between the periods, as well as the recognition in interest expense for all of 2007 of the amortization of both the capitalized financing costs and the debt discount that were incurred in May 2006 in connection with our private placement of an additional $40.0 million principal amount of senior secured notes due 2010. These increases were offset by the higher amount of interest capitalized in 2007 for both the three and six month periods ended June 30, as compared to the comparable periods of 2006.

Liquidity and Capital Resources

For the six months ended June 30, 2007 and 2006, our ongoing capital expenditures were $68.8 million and $30.7 million, respectively. Our primary sources of funding have been our private placement of senior secured notes due 2010 and warrants to purchase shares of common stock in December 2005, the additional debt and shares of our common stock issued in May 2006, private placements of common stock, preferred stock and warrants and the exercise of previously issued warrants. The total capitalized cost attributable to the Field as of June 30, 2007 was $407.4 million, which includes $20.4 million of capitalized interest.

On March 15, 2007, we issued in a private placement warrants to purchase an aggregate 8,500,000 shares of our common stock. The warrants were issued for total cash consideration of $8 million. Each warrant, when exercised, will entitle the holder to receive one share of our common stock at an exercise price of $2.00 per share. The warrant agreement governing the warrants provides for customary anti-dilution adjustments with respect to the exercise price and the number of shares of our common stock issuable upon exercise of the warrants. The warrants are exercisable at any time, at the holder’s option, and will expire on March 15, 2012.

Also in March 2007, the holders of warrants to purchase an aggregate of 4,773,214 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance the exercise price of the warrants, resulting in proceeds to us of $10,373,000. The common shares underlying these warrants were issued in May 2007.

Similarly, in April 2007, the holders of warrants to purchase an aggregate of 1,700,000 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance the exercise price of the warrants, resulting in proceeds to us of $2,635,000. The common shares underlying these warrants were issued in June 2007. Also in April 2007, the holders of warrants to purchase an aggregate of 193,750 shares of our common stock exercised their warrants resulting in proceeds to us of $400,250.

Between April 26, 2007 and April 30, 2007, we sold to various investors an aggregate of 1,655,000 shares of our common stock for cash in a private placement exempt from registration under the Securities Act of 1933 (as amended, the “Securities Act”). In connection therewith, we granted to the purchasers certain registration rights with respect to the resale or other disposition of such shares of common stock. The sales price of the shares sold was $2.70 per share, and the aggregate gross proceeds to us from the sale were approximately $4.5 million.

In May 2007, the holders of warrants to purchase an aggregate of 2,000,0000 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance $1.99 of the $2.00 exercise price of the warrants, resulting in proceeds to us of $3,980,000. As of June 30, 2007, the remainder of the exercise price of the warrants had not been paid and the shares of common stock issuable in connection with the pending warrant exercises had not been issued. Accordingly, a liability in the amount of $3,980,000 has been reflected in accrued liabilities at June 30, 2007, representing our obligation to issue the related shares of common stock upon the expiration of the notice period in July 2007 and receipt of the remaining exercise price.

In June 2007, we sold 550,000 shares of our 20% Junior Redeemable Convertible Preferred Stock (“Junior Preferred Stock”). The Junior Preferred Stock, which has a liquidation preference of $100 per share, will pay cumulative quarterly dividends at a rate of 20% per annum, payable at our option in additional shares of the Junior Preferred Stock, shares of our common stock (subject to the satisfaction of certain conditions) or cash (if allowed by the terms of our then-existing debt instruments or the 15% Senior Redeemable Convertible Preferred Stock (the “Senior Preferred Stock”)). The Junior Preferred Stock is initially convertible into approximately 24.4 million shares of common stock, based on an initial conversion price of $2.25 per share. The conversion price is subject to downward adjustment if a change of control has not occurred, or a definitive agreement that would lead to a change of control has not been signed by October 31, 2007, and to a further downward adjustment if such conditions have not been met by December 31, 2007.

The Junior Preferred Stock will be redeemable, at the option of the holder, on March 15, 2012 at the liquidation preference plus all accumulated and unpaid dividends, or upon a change of control at an amount equal to the sum of 125% of the liquidation preference plus all accumulated and unpaid dividends.

We will have the option, upon a change of control, to redeem the Junior Preferred Stock at an amount equal to the sum of 125% of the then-effective conversion price multiplied by the number of shares of common stock into which such shares of Junior Preferred Stock are then convertible plus all accrued and unpaid dividends. After June 15, 2008, the Junior Preferred Stock is redeemable, at our option, at a premium to the liquidation preference, provided the closing price of our common stock equals or exceeds 125% of the then-effective conversion price for at least 20 trading days in any 30 consecutive trading day period.

Of the 550,000 shares of the Junior Preferred Stock issued in the private placement, 100,000 shares of the Junior Preferred Stock were issued, and the net proceeds of approximately $9.5 million were paid to us, in connection with the first closing on June 18, 2007. In connection with the second closing on June 26, 2007, the remaining 450,000 shares of the Junior Preferred Stock were issued and net proceeds of approximately $11.0 million from the sale of 120,000 of the shares were paid to us. The remaining 330,000 shares of the Junior Preferred Stock and the gross proceeds of $33.0 million therefrom were originally placed in escrow pending stockholder approval of the issuance or potential issuance of shares of our common stock under the terms of the Junior Preferred Stock that, in the aggregate, equal or exceed 20% of the currently outstanding shares of our common stock. The escrow proceeds, net of transaction fees, were released to us in July 2007 upon our receipt of the requisite proxies evidencing such stockholder approval; however, as of June 30, 2007, the proceeds were shown in the accompanying financial statements as restricted cash.

The private placement generated total net proceeds of approximately $51.5 million, after transaction fees and expenses. We used the net proceeds from the first closing to satisfy our interest payment obligation with respect to our senior secured notes due 2010 and for working capital and general corporate purposes. The net proceeds from the second closing, including the escrowed proceeds, have been and will be used for working capital and general corporate purposes, including funding ongoing development costs.

As we announced in March 2007, we are exploring strategic alternatives for the Company. We retained financial and technical advisors who assisted us in the preparation of a complete technical evaluation, including a reservoir simulation model, along with a detailed information memorandum about the Company. This confidential information has been provided to interested parties who have executed confidentiality agreements with the Company. Interested parties are currently reviewing the data and conducting their due diligence, and certain of these parties have attended management presentations and arranged visits to the Field. We expect to receive proposals for the acquisition of the Company in early September. There can be no assurance, however, that any proposals will result in an agreement or transaction. Moreover, there can be no assurance as to (i) the type of agreement or transaction that may be entered into or completed, (ii) the terms and conditions of any particular agreement or transaction, (iii) the price or other consideration that will be received by us and/or our stockholders in connection with the completion of a particular agreement or transaction or (iv) the approximate time it would take for an acquisition to be completed.

As of July 1, 2007, we have temporarily curtailed production in the Field pending resolution of issues relating to the flaring of associated natural gas produced from the Field. We are currently seeking government approval for an amended gas utilization project that would allow us to supply our gas production to a brick manufacturing facility. In connection with this approval, in July 2007, we were advised by the government working committee responsible for this issue that our current year permit for flaring associated gas has been extended to November 2007 and increased from the originally permitted annual allowance of seven million cubic meters to 20 million cubic meters during such period. The working committee’s protocol allows us to flare gas within this cumulative volume without penalty until our amended gas utilization plan is implemented in November 2007. If the gas utilization plan is not implemented by such date, we would be subject to fines for gas production above the original permitted allowance. The protocol requires us to obtain the consent of the Ministry of Environmental Protection (the “MEP”) to our amended gas utilization plan, which has already been approved by the Ministry of Energy and Mineral Resources (the “MEMR”).

Pursuant to the protocol, the Company has submitted the application for its amended gas utilization plan to the MEP and intends to sign a turnkey contract with a third party to construct and operate the brick manufacturing facility with a completion date in November 2007. Subsequently, the gas industry department of the MEMR, in a letter to the local MEP authorities, purported to revoke the previous decision of the working committee allowing us to continue flaring until our gas utilization plan is implemented. We do not believe the gas industry department has the authority to revoke the decision of the working committee, and we are proceeding on the basis of the working committee’s protocol to obtain MEP and local regulatory approvals for our amended gas utilization plan. We are consulting with the relevant governmental agencies to clarify the status of the approval process and the appropriate resolution of these issues, but we cannot predict when or in what form these issues will be resolved. If the necessary consents cannot be obtained, we may be required to continue curtailment of production from the Field until the amended gas utilization plan is implemented.

Operating cash flow is dependent upon many factors, including production and sales rates, oil prices and other factors that may be beyond our control. While world oil prices have increased during the second quarter of 2007, we have not been able to consistently benefit from such prices due to lack of access to the regional pipeline system. Access to the pipeline system has been secured and, subject to resolving the gas flaring issues as described above, management believes that cash flows from operations will continue to improve in 2007 and are expected to provide the funds needed to continue our operations in the Field and make scheduled interest payments on our senior secured notes due 2010. Because production has not increased as rapidly as anticipated, and has recently been shut-in temporarily while we seek a solution to the flaring issue, we may not have the necessary resources to allow for the continued development of the Field. If we are unable to either resume production at sufficient levels in the near term or complete a strategic transaction, we will have to seek additional capital to continue development of the Field and to fund interest payments and operating expenses. If we are unable to secure adequate additional capital, our business, financial condition and results of operations would be materially and adversely affected.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operation where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study. A qualified independent petroleum engineering firm was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with SEC guidelines. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. Our oil and gas reserve data represent estimates only and are not intended to be a forecast of the fair market value of our assets.

The net revenue interests used in this report are calculated from a sliding-scale royalty payment made to the Kazakhstan government based on gross annual production during the period of the production contract and an additional 3.5% net revenue interest retained by a third party. Based on the forecast annual production, the government royalty rate is between 2.0% to 2.2%.

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

Revenue Recognition

We sell our production both in the export and domestic markets on a contract basis. Revenue is recognized when the purchaser takes delivery of the oil and is presented in our consolidated financial statements net of royalties. At the end of the period, oil that has been produced but not sold is recorded as inventory valued at the lower of cost or market. Cost is determined on a weighted average basis based on production costs.

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended June 30, 2007 and 2006, we capitalized approximately $2.0 million and $0.6 million, respectively, of interest costs, which reduced our reported net interest expense to $8.8 million and $9.3 million, respectively. During the six months ended June 30, 2007 and 2006, we capitalized approximately $3.8 million and $1.1 million, respectively, of interest costs, which reduced our reported net interest expense to $17.8 million and $18.3 million, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our revenues and results of operations depend primarily upon the prices we receive for the oil that we sell. Historically, crude oil prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Crude oil prices are likely to continue to be volatile, and this volatility makes it difficult to predict future oil price movements with any certainty. Any declines in oil prices would reduce our revenues, and could also reduce the amount of oil that we can produce economically. As a result, any declines in oil prices could have a material adverse effect on our business, financial condition and results of operations. Our crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation and quality.

Interest Rate Risk

At June 30, 2007, we had total debt outstanding of $270.5 million, net of unamortized debt discount of $19.5 million. The debt bears interest at a fixed rate of 12% per annum.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2007, and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At our 2007 annual meeting of stockholders held on May 17, 2007, Lorrie T. Olivier, James H. Dorman, Marvin R. Carter, Alfred L. Shacklett, Jr. and J. Frank Haasbeek were elected as directors of the company. In addition, our stockholders voted with respect to the ratification of UHY LLP as our independent auditors for the fiscal year ending December 31, 2007.

The following table presents the voting results for the items that were presented for stockholder approval:

	For	Withheld or Abstain
Election of Directors
Lorrie T. Olivier	63,213,342	531,716
James H. Dorman	63,120,613	624,445
Marvin R. Carter	63,185,822	559,236
Alfred L. Shacklett, Jr.	61,514,843	2,230,215
J. Frank Haasbeek	61,479,382	2,265,676

	For	Against	Withheld or Abstain
Ratification of UHY LLP as
Independent Auditors for Fiscal Year 2007	63,643,846	48,746	52,466

Item 6.	Exhibits.

3.1	Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated, dated as of, and filed with the Delaware Secretary of State on, June 18, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 22, 2007)

3.2	Certificate of Amendment to the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated, dated as of, and filed with the Delaware Secretary of State on, June 27, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

3.3	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated Filed with the Secretary of State of the State of Delaware on June 18, 2007 and Amended on June 27, 2007, dated as of, and filed with the Delaware Secretary of State on, June 28, 2007 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

3.4	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated Filed with the Secretary of State of the State of Delaware on June 18, 2007, Amended on June 27, 2007 and Corrected on June 28, 2007, dated as of, and filed with the Delaware Secretary of State on, July 27, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on July 30, 2007)

4.1†	Form of Subscription Agreement and Investment Representation entered into by and between the Company and each of the Investors in the April 2007 private placement of an aggregate 1,655,000 shares of the Company’s common stock

4.2	Registration Rights Agreement, dated as of June 26, 2007, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

4.3†	Investor Rights Agreement, dated as of July 9, 2007, by and between the Company and Jefferies & Company, Inc.

4.4†	Common Stock Purchase Warrant, dated as of July 9, 2007, granted by the Company in favor of Jefferies & Company, Inc.

4.5†	Allonge, dated as of May 30, 2007, to the Common Stock Purchase Warrant, dated as of March 15, 2007, granted by Transmeridian Exploration Incorporated in favor of North Sound Legacy Institutional Fund LLC

4.6†	Allonge, dated as of May 30, 2007, to the Common Stock Purchase Warrant, dated as of March 15, 2007, granted by Transmeridian Exploration Incorporated in favor of North Sound Legacy International Ltd.

10.1†	Amended and Restated Commitment Letter, dated as of June 18, 2007, by and among the Company and the Investors party thereto

10.2†	Additional Return Agreement, dated as of June 18, 2007, by and among the Company and the Investors party thereto

10.3†	Additional Return Agreement, dated as of June 26, 2007, by and among the Company and the Investors party thereto

10.4	Regulation D Purchase Agreement, dated as of June 26, 2007, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

10.5	Escrow Agreement, dated as of June 26, 2007, by and among the Company, Jefferies & Company, Inc., as placement agent, and The Bank of New York, as escrow agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.

**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

/s/ Earl W. McNiel
Date: August 9, 2007	Earl W. McNiel
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

3.1	Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated, dated as of, and filed with the Delaware Secretary of State on, June 18, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 22, 2007)

3.2	Certificate of Amendment to the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated, dated as of, and filed with the Delaware Secretary of State on, June 27, 2007 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

3.3	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated Filed with the Secretary of State of the State of Delaware on June 18, 2007 and Amended on June 27, 2007, dated as of, and filed with the Delaware Secretary of State on, June 28, 2007 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

3.4	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated Filed with the Secretary of State of the State of Delaware on June 18, 2007, Amended on June 27, 2007 and Corrected on June 28, 2007, dated as of, and filed with the Delaware Secretary of State on, July 27, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on July 30, 2007)

4.1†	Form of Subscription Agreement and Investment Representation entered into by and between the Company and each of the Investors in the April 2007 private placement of an aggregate 1,655,000 shares of the Company’s common stock

4.2	Registration Rights Agreement, dated as of June 26, 2007, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

4.3†	Investor Rights Agreement, dated as of July 9, 2007, by and between the Company and Jefferies & Company, Inc.

4.4†	Common Stock Purchase Warrant, dated as of July 9, 2007, granted by the Company in favor of Jefferies & Company, Inc.

4.5†	Allonge, dated as of May 30, 2007, to the Common Stock Purchase Warrant, dated as of March 15, 2007, granted by Transmeridian Exploration Incorporated in favor of North Sound Legacy Institutional Fund LLC

4.6†	Allonge, dated as of May 30, 2007, to the Common Stock Purchase Warrant, dated as of March 15, 2007, granted by Transmeridian Exploration Incorporated in favor of North Sound Legacy International Ltd.

10.1†	Amended and Restated Commitment Letter, dated as of June 18, 2007, by and among the Company and the Investors party thereto

10.2†	Additional Return Agreement, dated as of June 18, 2007, by and among the Company and the Investors party thereto

10.3†	Additional Return Agreement, dated as of June 26, 2007, by and among the Company and the Investors party thereto

10.4	Regulation D Purchase Agreement, dated as of June 26, 2007, by and among the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

10.5	Escrow Agreement, dated as of June 26, 2007, by and among the Company, Jefferies & Company, Inc., as placement agent, and The Bank of New York, as escrow agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on June 28, 2007)

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.

**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.