Form 10-Q
period 2007-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2007-11-09
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of November 2, 2007, the registrant had 116,691,750 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except preferred shares and par value information)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,572	$12,193
Accounts receivable	3,369	7,816
Crude oil inventory	645	837
Other current assets	46	20
Assets held for sale	—	3,000

Total current assets	12,632	23,866

Property and Equipment:
Property and equipment	426,364	339,605
Accumulated depreciation, depletion and amortization	(30,994)	(18,799)

Property and equipment, net	395,370	320,806

Other assets, net	10,070	11,964

	$418,072	$356,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,575	$12,279
Accrued liabilities	33,269	5,785

Total current liabilities	59,844	18,064

Long-term debt, net of discount of $18,055 and $22,276	271,945	267,724
Other long term liabilities	4,195	3,898
Senior redeemable convertible preferred stock, net of discount of $2,276 and $3,047	40,054	40,953
Junior redeemable convertible preferred stock, net of discount of $22,539	38,061	—
Stockholders’ Equity:
Preferred stock, $0.0006 par value per share, 5,000,000 shares authorized, 0 and 594.804 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 116,652 and 101,246 issued and outstanding	70	61
Additional paid-in capital	150,019	117,983
Accumulated deficit	(146,116)	(92,047)

Total stockholders’ equity	3,973	25,997

	$418,072	$356,636

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue from oil sales, net	$4,170	$7,755
Operating costs and expenses:
Exploration expense	156	—
Depreciation, depletion and amortization	596	4,096
Transportation expense	428	350
Operating and administrative expense – Kazakhstan	6,125	6,082
General and administrative expense – Houston	3,274	2,175

Total operating costs and expenses	10,579	12,703

Operating loss	(6,409)	(4,948)
Other income (expense):
Interest income	283	358
Interest expense, net of capitalized interest	(9,464)	(9,645)

Total other income (expense)	(9,181)	(9,287)

Net loss	$(15,590)	$(14,235)

Basic and diluted loss per common share	$(0.19)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenue from oil sales, net	$22,546	$15,748
Operating costs and expenses:
Exploration expense	522	256
Depreciation, depletion and amortization	12,226	9,417
Transportation expense	2,937	1,005
Operating and administrative expense – Kazakhstan	13,644	10,942
General and administrative expense – Houston	10,277	7,551

Total operating costs and expenses	39,606	29,171

Operating loss	(17,060)	(13,423)
Other income (expense):
Interest income	430	1,267
Interest expense, net of capitalized interest	(27,313)	(27,901)

Total other income (expense)	(26,883)	(26,634)

Net loss	$(43,943)	$(40,057)

Basic and diluted loss per common share	$(0.50)	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net loss	$(43,943)	$(40,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	12,226	9,417
Amortization of debt financing costs	2,169	2,021
Debt discount amortization	4,221	4,110
Stock-based compensation expense	5,734	4,559
Accretion of asset retirement obligation	41	—
Gain on sale of assets	(15)	—
(Increase) decrease in accounts receivable	4,447	(1,274)
Decrease in crude oil inventory	192	495
Increase in other current assets	(25)	(69)
Increase in other assets	(275)	(500)
Increase in accounts payable	14,293	1,987
Increase (decrease) in accrued liabilities	3,412	(18,462)
Decrease in other long-term liabilities	(5)	—

Net cash provided by (used in) operating activities	2,472	(37,773)

Investing Activities:
Capital expenditures	(83,529)	(64,618)
Proceeds from disposal of assets	15	48

Net cash used in investing activities	(83,514)	(64,570)

Financing Activities:
Proceeds from long-term debt, net	—	37,065
Proceeds from sale of common stock, net	4,468	10,632
Proceeds from sale of junior preferred stock, net	51,523	—
Proceeds from exercise or sale of warrants	21,395	649
Proceeds from exercise of stock options	35	229
Payment of dividends on preferred stock	—	(760)
(Increase) decrease in restricted cash	—	22,835

Net cash provided by financing activities	77,421	70,650

Net increase (decrease) in cash and cash equivalents	(3,621)	(31,693)
Cash and cash equivalents, beginning of period	12,193	34,444

Cash and cash equivalents, end of period	$8,572	$2,751

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS –

SUPPLEMENTAL INFORMATION

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash paid for:
Interest	$26,100	$24,203
Interest capitalized (non-cash)	(5,177)	(2,301)
Income taxes	—	—
Non-cash investing and financing transactions:
Issuance of common stock for acquisition of carried working interest	$—	$5,000
Issuance of common stock for settlement of liability	—	1,159
Issuance of stock for preferred stock dividend	3,932	—
Accrued and unpaid dividends on convertible preferred stock	5,373	—
Asset retirement obligation	261	—
Accretion of preferred stock discount	1,371	—
Discount on issuance of junior preferred stock	19,663	—
Reclassification of asset held for sale	3,000	—

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

Note 2. Liquidity

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $47.2 million at September 30, 2007. Included in our current liabilities is approximately $19.3 million in returns obligations incurred in connection with the issuance of our 20% Junior Redeemable Convertible Preferred Stock (“Junior Preferred Stock”). However, the returns are not payable until the earlier of (i) the occurrence of a change of control of the Company (as defined in the certificate of designations, as amended, governing the Junior Preferred Stock) or (ii) June 18, 2008; provided, however, that if the returns become due and payable on June 18, 2008 in the absence of a change of control transaction, we may elect to satisfy our payment obligations by delivery of shares of our common stock valued at 97% of the common stock’s market value at such time. Additionally, there is approximately $5.4 million in preferred stock dividends that can be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

As announced on November 1, 2007, we have received final, non-binding bids for the acquisition of the Company and we are currently in active negotiations. These negotiations contemplate reaching an agreement for the preferred bidder to tender for all of the outstanding common shares of the Company. Any potential transaction will be subject to execution of a definitive agreement and satisfaction of various conditions precedent. As a result, no prediction can be made as to the timing of the commencement or completion of a tender offer. There can be no assurance that current negotiations will result in any agreement or transaction. Moreover, there can be no assurance as to (i) the type of agreement or transaction that may be entered into or completed, (ii) the terms and conditions of any particular agreement or transaction, (iii) the price or other consideration that will be received by us and/or our stockholders in connection with the completion of a particular agreement or transaction or (iv) the approximate time it would take for an acquisition to be completed.

As of July 1, 2007, we temporarily curtailed production in the Field pending resolution of issues relating to the flaring of associated natural gas produced from the Field and to allow for the commissioning of the central production facility and crude export pipeline. We resumed production on September 29, 2007 after receiving an additional gas flaring permit until November 1, 2007. Subsequently, we received government approval from the Working Committee of the Ministry of Energy and Mineral Resources for our modified gas utilization program to supply gas to a proprietary brick manufacturing facility currently under construction, and approval for additional gas flaring volumes of approximately 7 million cubic meters for November and December 2007 and 23 million cubic meters until the end of 2008. This protocol allows us to flare gas within these cumulative volumes without penalty until December 31, 2008, by which time our amended gas utilization program must be implemented.

We signed a turnkey contract with a third party to construct and operate the brick manufacturing facility, and construction is expected to be completed by year-end 2007. Produced oil is now being processed through our recently commissioned permanent central production facility, including a demercaptan unit. This allows us to utilize our recently completed pipeline connection to the regional export system, and should help to increase the export sales price we receive for our crude oil production.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices have increased to record levels in 2007, but we have not historically been able to consistently benefit from such prices due to a number of factors, such as the temporary shut-in of the Field due to the gas flaring issues as described above and the lack of consistent access to the regional pipeline system. However, we believe with the commissioning of our permanent central production facility and proprietary export pipeline connection, we will be able to produce and export pipeline quality crude oil on a consistent basis.

Furthermore, because production has not increased as rapidly as anticipated, and was shut-in for most of the third quarter of 2007, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and meet other working capital obligations. We have instituted cost cutting measures in both Kazakhstan and the U.S. and we are finalizing plans to complete four newly-drilled wells. No assurance can be given, however, that these measures will result in sufficient additional cash flow. If we are unable to either complete a strategic transaction or increase production to a sufficient level, we will have to seek additional capital to fund interest payments, operating expenses and to continue Field development. If we are unable to secure adequate additional capital, our business, financial condition and results of operations would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 3. Stockholders’ Equity

In July 2007, the remaining 58.093 shares of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”) were converted into 580,929 shares of our common stock. No Series A Preferred shares remain outstanding as of September 30, 2007.

Note 4. Senior and Junior Redeemable Convertible Preferred Stock

In connection with the issuance of our Junior Preferred Stock in June 2007, each purchaser of Junior Preferred Stock that was also a beneficial owner of our 15% Senior Redeemable Convertible Preferred Stock (“Senior Preferred Stock”) had the right to exchange shares of Senior Preferred Stock, on a one-for-one basis, for Junior Preferred Stock, up to the number equal to 40% of the aggregate number of shares of Junior Preferred Stock purchased by such holder (the “Investment Rollover”). Purchasers of Junior Preferred Stock elected to convert 56,000 shares of Senior Preferred Stock into Junior Preferred Stock in August 2007 and the carrying value of the shares of Senior Preferred Stock was transferred to the Junior Preferred Stock. As of September 30, 2007, there were 423,305 shares of Senior Preferred Stock outstanding and 606,000 shares of Junior Preferred Stock outstanding that are currently convertible into approximately 11.3 million shares and 26.9 million shares of common stock, respectively.

The Junior Preferred Stock was initially convertible into shares of common stock based on an initial conversion price of $2.25 per share. The conversion price was adjusted on November 1, 2007 to $1.90 per share because a change of control had not occurred, or a definitive agreement that would lead to a change of control had not been signed as of October 31, 2007. If such conditions have not been met by December 31, 2007, there will be a further downward adjustment. As of November 1, 2007, the outstanding Junior Preferred Stock is convertible into approximately 33.7 million shares of common stock.

Note 5. Loss per Common Share

Basic net loss per common share has been computed based on the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per common share has been computed based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding excludes 449,076 and 8,020,153 common shares for the three months ended September 30, 2007 and 2006, respectively, and 2,859,075 and 10,386,247 common shares for the nine months ended September 30, 2007 and 2006, respectively, issuable pursuant to convertible preferred stock and outstanding stock options and warrants because their effect is anti-dilutive. Net loss attributable to common stockholders is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net loss	$(15,590)	$(14,235)	$(43,943)	$(40,057)
Preferred dividends	(5,373)	(47)	(8,755)	(516)
Accretion of preferred stock discount	(1,077)	—	(1,371)	—

Net loss attributable to common stockholders	$(22,040)	$(14,282)	$(54,069)	$(40,573)

Basic and diluted loss per common share	$(0.19)	$(0.15)	$(0.50)	$(0.44)

Weighted average common shares outstanding; basic and diluted	115,795	94,509	107,945	91,255

Note 6. Income Taxes

We account for income taxes pursuant to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax asset or income tax benefits from the net deferred tax assets for the three or nine months ended September 30, 2007 and 2006 because we do not believe the future realization of these assets is more likely than not to occur.

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

On July 18, 2007, Canam Services, Inc. (“Canam”), a supplier of tubing products, filed suit in the 151st Judicial District Court of Harris County, Texas asserting a cause of action against us based upon alleged breach of a guaranty agreement covering certain accounts payable of Caspi Neft. Canam seeks recovery from us in the amount of $1,986,633.95 plus fees and costs. We denied all of Canam’s material allegations and on September 5, 2007, filed an answer denying each and every material allegation contained in the Canam complaint. We plan to vigorously defend this claim and have not recorded any reserve above our recorded accounts payable as of September 30, 2007.

Note 8. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Oil and gas properties, successful efforts method	$425,257	$338,548
Transportation and drilling equipment	479	510
Office and technology equipment	628	547

	426,364	339,605
Accumulated depreciation, depletion and amortization	(30,994)	(18,799)

Property and equipment, net	$395,370	$320,806

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended September 30, 2007 and 2006, we capitalized approximately $1,366,000 and $1,187,000, respectively, of interest costs. During the nine month periods ended September 30, 2007 and 2006, we capitalized approximately $5,177,000 and $2,301,000, respectively, of interest costs.

In June 2007, we reclassified the carrying value of the drilling rig and equipment that was previously classified as a current asset held for sale to property, plant and equipment, as the agreement to dispose of the rig was not consummated. The rig is being depreciated over its estimated remaining life beginning in July 2007.

Other Assets

Other assets at September 30, 2007 consisted primarily of debt financing costs of $9.3 million, net of amortization, and a note receivable of $500,000 from an unrelated third party. At December 31, 2006, other assets consisted of debt financing costs of $11.5 million, net of amortization, and a note receivable of $500,000 from an unrelated third party.

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Interest	$1,450	$1,450
Dividends	5,373	550
Production contract	—	600
Royalties	137	333
Rig rentals	2,738	2,738
Junior Preferred Stock return agreements	19,250	—
Proceeds received for common stock to be issued from exercise of warrants	3,980	—
Other	341	114

Total accrued liabilities	$33,269	$5,785

Note 9. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months and nine months ended September 30, 2007 and 2006, substantially all of our results of operations consisted of revenues, operating, general and administrative expenses and other costs associated with our operations in Kazakhstan.

For the three months ended September 30, 2007, one customer accounted for approximately 92% of consolidated revenue. Four customers accounted for approximately 33%, 23%, 19% and 12%, of consolidated revenue for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, four customers accounted for approximately 24%, 17%, 14% and 10%, of consolidated revenue. Three customers accounted for approximately 46%, 20% and 16%, of consolidated revenue for the nine months ended September 30, 2006.

Note 10. Subsidiary Guarantors (Unaudited)

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

Presented below are summary condensed consolidating financial information as of September 30, 2007 and 2006 and for the three and nine month periods ended September 30, 2007 and 2006.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$6,055	$1	$2,497	$19	$—	$8,572
Other current assets	3,283	—	770	7	—	4,060

Total current assets	9,338	1	3,267	26	—	12,632
Property and equipment, net	413	—	391,581	3,376	—	395,370
Investment in and advances to subsidiaries	175,704	186,242	(325,793)	(3,941)	(32,212)	—
Other assets	275	9,295	—	500	—	10,070

	$185,730	$195,538	$69,055	$(39)	$(32,212)	$418,072

Total current liabilities	$29,555	$1,588	$28,701	$—	$—	$59,844
Debt	—	271,945	31,000	—	(31,000)	271,945
Other long-term liabilities	2,035	—	2,160	—	—	4,195
Senior redeemable convertible preferred stock	40,054	—	—	—	—	40,054
Junior redeemable convertible preferred stock	38,061	—	—	—	—	38,061
Stockholders’ equity	76,025	(77,995)	7,194	(39)	(1,212)	3,973

	$185,730	$195,538	$69,055	$(39)	$(32,212)	$418,072

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(138)	$4,308	$—	$4,170
Operating costs and expenses	3,262	15	7,283	19	10,579

Operating loss	(3,262)	(153)	(2,975)	(19)	(6,409)
Other income (expense)	282	(10,831)	1,366	2	(9,181)

Net loss	$(2,980)	$(10,984)	$(1,609)	$(17)	$(15,590)

	Nine Months Ended September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(713)	$23,259	$—	$22,546
Operating costs and expenses	10,209	747	28,628	22	39,606

Operating loss	(10,209)	(1,460)	(5,369)	(22)	(17,060)
Other income (expense)	390	(32,468)	5,192	3	(26,883)

Net loss	$(9,819)	$(33,928)	$(177)	$(19)	$(43,943)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash used in operating activities	$64	$(27,024)	$29,560	$(128)	$2,472
Net cash used in investing activities	(30)	—	(83,470)	(14)	(83,514)
Net cash provided by financing activities	(4,283)	26,457	55,234	13	77,421

Net increase (decrease) in cash	(4,249)	(567)	1,324	(129)	(3,621)
Cash and cash equivalents, beginning of the year	10,304	568	1,173	148	12,193

Cash and cash equivalents, end of the year	$6,055	$1	$2,497	$19	$8,572

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$2,429	$9,238	$210	$—	$—	$11,877
Other current assets	2,656	—	6,490	2	—	9,148

Total current assets	5,085	9,238	6,700	2	—	21,025
Property and equipment, net	410	—	278,338	3,221	—	281,969
Investment in and advances to subsidiaries	62,176	213,915	(240,156)	(3,723)	(32,212)	—
Other assets	—	12,187	—	500	—	12,687

	$67,671	$235,340	$44,882	$—	$(32,212)	$315,681

Total current liabilities	$2,279	$1,719	$6,821	$—	$—	$10,819
Debt	—	266,318	31,000	—	(31,000)	266,318
Other long-term liabilities	—	—	186	—	—	186
Stockholders’ equity	65,392	(32,697)	6,875	—	(1,212)	38,358

	$67,671	$235,340	$44,882	$—	$(32,212)	$315,681

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(269)	$8,024	$—	$7,755
Operating costs and expenses	2,139	224	10,340	—	12,703

Operating loss	(2,139)	(493)	(2,316)	—	(4,948)
Other income (expense)	19	(10,494)	1,187	1	(9,287)

Net loss	$(2,120)	$(10,987)	$(1,129)	$1	$(14,235)

	Nine Months Ended September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(535)	$16,283	$—	$15,748
Operating costs and expenses	7,465	327	21,377	2	29,171

Operating loss	(7,465)	(862)	(5,094)	(2)	(13,423)
Other income (expense)	173	(29,128)	2,319	2	(26,634)

Net loss	$(7,292)	$(29,990)	$(2,775)	$—	$(40,057)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2006
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash used in operating activities	$(6,038)	$(39,075)	$7,842	$(502)	$(37,773)
Net cash used in investing activities	(112)	(252)	(60,985)	(3,221)	(64,570)
Net cash provided by financing activities	(10,608)	24,189	53,346	3,723	70,650

Net increase (decrease) in cash	(16,758)	(15,138)	203	—	(31,693)
Cash and cash equivalents, beginning of the period	19,188	15,250	6	—	34,444

Cash and cash equivalents, end of the period	$2,430	$112	$209	$—	$2,751

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As announced on November 1, 2007, we have received final, non-binding bids for the acquisition of the Company and we are currently in active negotiations. These negotiations contemplate reaching an agreement for the preferred bidder to tender for all of the outstanding common shares of the Company. Any potential transaction will be subject to execution of a definitive agreement and satisfaction of various conditions precedent. As a result, no prediction can be made as to the timing of the commencement or completion of a tender offer. There can be no assurance that current negotiations will result in any agreement or transaction. Moreover, there can be no assurance as to (i) the type of agreement or transaction that may be entered into or completed, (ii) the terms and conditions of any particular agreement or transaction, (iii) the price or other consideration that will be received by us and/or our stockholders in connection with the completion of a particular agreement or transaction or (iv) the approximate time it would take for an acquisition to be completed.

As of July 1, 2007, we temporarily curtailed production in the Field pending resolution of issues relating to the flaring of associated natural gas produced from the Field and to allow for the commissioning of the central production facility and crude export pipeline. We resumed production on September 29, 2007 after receiving an additional gas flaring permit until November 1, 2007. Subsequently, we received government approval from the Working Committee of the Ministry of Energy and Mineral Resources for our modified gas utilization program to supply gas to a proprietary brick manufacturing facility currently under construction, and approval for additional gas flaring volumes of approximately 7 million cubic meters for November and December 2007 and 23 million cubic meters until the end of 2008. This protocol allows us to flare gas within these cumulative volumes without penalty until December 31, 2008, by which time our amended gas utilization program must be implemented.

We signed a turnkey contract with a third party to construct and operate the brick manufacturing facility, and construction is expected to be completed by year-end 2007. Produced oil is now being processed through our recently commissioned permanent central production facility, including a demercaptan unit. This allows us to utilize our recently completed pipeline connection to the regional export system, and should help to increase the export sales price we receive for our crude oil production.

Results of Operations

The following table presents selected operational and financial data for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue, net (in thousands)	$4,170	$7,755	$22,546	$15,748
Number of barrels sold	72,418	236,255	569,197	467,079
Average price per barrel	$59.65	$34.54	$41.53	$35.49
Production (barrels)	10,253	206,767	549,496	442,961
Average daily production (barrels)	111	2,247	2,014	1,623

Oil revenue

Net revenue for the three months ended September 30, 2007 decreased $3.6 million, or approximately 46%, over the comparable period of 2006 due primarily to decreased crude oil volumes sold as a result of shutting in the Field at the beginning of July 2007. The crude oil volumes sold in the third quarter of 2007 were from crude oil inventory held as of the end of the second quarter. We sold 72,418 barrels (“bbls”) in the third quarter of 2007 at an average price of $59.65 per bbl. For the third quarter of 2007, export sales were 59,815 bbls at an average price of $66.48 per bbl and domestic sales were 12,603 bbls at an average price of $27.21 per bbl. In the third quarter of 2006, we sold a total of 236,255 bbls at an average price of $34.54 per bbl. Export sales totaled 86,400 bbls at an average price of $49.05 per bbl and domestic sales were 149,855 bbls at an average price of $26.17 per bbl in the third quarter of 2006. We began export pipeline sales in April 2007, which allowed us to receive a higher price per bbl as compared to export sales via rail where the purchaser is responsible for transportation costs, thus resulting in a higher discount from quoted crude oil prices.

For the nine months ended September 30, 2007, we sold 569,197 bbls at an average price of $41.53 per bbl as compared to 467,079 bbls at $35.49 per bbl during the comparable period of 2006. Export sales were 368,227 bbls at an average price of $50.18 per bbl, while domestic sales totaled 200,970 bbls at an average price of $25.69 per bbl, for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, 219,274 bbls were sold in the export market at an average price of $47.19 per bbl, while 247,805 bbls were sold in the domestic market at an average price of $25.15 per bbl. The increase in revenue was also driven by higher production volumes as production increased 106,532 bbls to 549,496 bbls in the nine months ended September 30, 2007, as the average number of producing wells increased from 6.3 wells in the first nine months of 2006 to 7.5 wells in the first nine months of 2007. Production was adversely affected when the Field was shut-in at the beginning of July 2007 pending resolution of issues related to natural gas flaring and production did not resume until September 29, 2007.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the third quarter of 2007, DD&A of oil and gas properties was $222,000, or $21.67 per bbl, as compared to $4.0 million, or $19.27 per bbl, for the third quarter of 2006. The decrease is primarily due to the Field being shut-in for a substantial portion of the third quarter and, accordingly, having very low production volumes upon which to calculate depletion. Production volumes decreased in the third quarter of 2007 to 10,253 bbls, a decrease of approximately 95% over the 206,767 bbls produced in the third quarter of 2006.

For the nine months ended September 30, 2007, DD&A of oil and gas properties was $11.4 million, or $20.79 per bbl, as compared to $9.1 million, or $20.46 per bbl for the nine months ended September 30, 2006. The increase in DD&A resulted primarily from an increase in the depletable basis of oil and gas properties due to new wells being added as a result of the development program begun in early 2006 and increased production volumes that was partially offset by the shut-in of the Field for most of the third quarter of 2007.

Transportation expense

For the three months ended September 30, 2007, transportation and storage costs were $428,000, or $5.15 per bbl, as compared to $350,000, or $1.90 per bbl, for the third quarter of 2006. For the nine months ended September 30, 2007, transportation and storage costs were $2.9 million, or $4.48 per bbl, as compared to $1.0 million, or $2.53 per bbl, for the comparable period of 2006. The increases are due to the use of additional oil terminals for shipments of crude oil, the amount of crude transported, increased storage costs due to not having pipeline access for crude shipments until late March 2007 and higher rates charged by the transportation companies. These additional terminals are located farther from the Field; however, some of the terminals have facilities for removing salts and other impurities from the crude. Additionally, with the beginning of export pipeline sales in April 2007, we incurred pipeline charges on the crude transported to the applicable ports of loading. While transportation costs have increased, we have realized higher sales prices per bbl for export pipeline sales.

Operating and administrative expense—Kazakhstan

For the three month period ended September 30, 2007, operating and administrative expense in Kazakhstan was $6.1 million, level with the same period in 2006. Although there was reduced activity in the third quarter of 2007 because of the shut-in of the Field at the beginning of July 2007, and consequently lower operating expenses such as workover and rental equipment expenses, the reduced operating expenses were partially offset by one-time charges for a tax on flaring excess volumes of gas for the first half of 2007 and a penalty for non-delivery of crude to a third-party customer. Additionally, expatriate personnel expenses, including severance related expenses, were approximately $707,000 in the third quarter of 2007 as compared to $422,000 in the comparable period of 2006. In the third quarter of 2006 we incurred approximately $1.8 million in expenses associated with workovers of four wells as compared to approximately $203,000 in the third quarter of 2007.

For the nine months ended September 30, 2007, operating and administrative expenses were $13.6 million, as compared to $10.9 million for the comparable period in 2006. As a result of the accelerated development program of the Field that began in the second quarter of 2006, production volumes increased by 106,532 bbls, to 549,496 bbls in the first nine months of 2007 from an average of 7.5 producing wells compared to 442,961 bbls from an average of 6.3 producing wells in the first nine months of 2006. This increase in production was achieved despite the Field being essentially shut-in for the third quarter of 2007.

General and administrative expense—Houston

For the three month period ended September 30, 2007, general and administrative expense in Houston was $3.3 million, as compared to $2.2 million for the three month period ended September 30, 2006. The increase is primarily due to higher staffing levels in the third quarter of 2007 as compared to the comparable quarter of 2006.

For the nine months ended September 30, 2007, general and administrative expense in Houston was $10.3 million, as compared to $7.6 million for the comparable period in 2006. The increase is primarily due to the addition of new corporate staff since the end of the first quarter in 2006, increased costs of incentive compensation and increased stock-based compensation expense recognized in the period related to employee stock options and restricted stock grants.

Interest expense

Interest expense, net of capitalized interest of $1.4 million, for the three month period ended September 30, 2007 was $9.5 million, as compared to interest expense of $9.6 million, net of $1.2 million of capitalized interest, for the three month period ended September 30, 2006. For the nine months ended September 30, 2007, interest expense was $27.3 million, net of capitalized interest of $5.2 million, as compared to interest expense of $27.9 million, net of capitalized interest of $2.3 million, for the nine months ended September 30, 2006. Interest expense on a gross basis increased for the nine months ended September 30, 2007 over the comparable period of 2006 primarily due to increased debt levels between the periods, as well as the recognition in interest expense for all of 2007 of the amortization of both the capitalized financing costs and the debt discount that were incurred in May 2006 in connection with our private placement of an additional $40.0 million principal amount of senior secured notes due 2010. These increases were offset by the higher amount of interest capitalized in 2007 for the month ended September 30, as compared to the comparable period of 2006.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $47.2 million at September 30, 2007. Included in our current liabilities is approximately $19.3 million in returns obligations incurred in connection with the issuance of our 20% Junior Redeemable Convertible Preferred Stock (“Junior Preferred Stock”). However, the returns are not payable until the earlier of (i) the occurrence of a change of control of the Company (as defined in the certificate of designations, as amended, governing the Junior Preferred Stock) or (ii) June 18, 2008; provided, however, that if the returns become due and payable on June 18, 2008 in the absence of a change of control transaction, we may elect to satisfy our payment obligations by delivery of shares of our common stock valued at 97% of the common stock’s market value at such time. Additionally, there is approximately $5.4 million in preferred stock dividends that can be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

For the nine months ended September 30, 2007 and 2006, our ongoing capital expenditures were $83.5 million and $64.6 million, respectively. Our primary sources of funding have been our private placement of senior secured notes due 2010 and warrants to purchase shares of common stock in December 2005, the additional debt and shares of our common stock issued in May 2006, private placements of common stock, preferred stock and warrants and the exercise of previously issued warrants. The total capitalized cost attributable to the Field as of September 30, 2007 was $425.3 million, which includes $25.6 million of capitalized interest.

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

In May 2007, the holders of warrants to purchase an aggregate of 2,000,0000 shares of our common stock notified us of their intention to exercise such warrants upon the expiration of the specified notice period for waiver of beneficial ownership limitations under the warrants. In connection with such notification, the holders paid in advance $1.99 of the $2.00 exercise price of the warrants, resulting in proceeds to us of $3,980,000. As of September 30, 2007, the remainder of the exercise price of the warrants had not been paid and the shares of common stock issuable in connection with the pending warrant exercises had not been issued. Accordingly, a liability in the amount of $3,980,000 has been reflected in accrued liabilities at September 30, 2007, representing our obligation to issue the related shares of common stock upon receipt of the remaining exercise price.

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

The Junior Preferred Stock was initially convertible into shares of common stock based on an initial conversion price of $2.25 per share. The conversion price was adjusted on November 1, 2007 to $1.90 per share because a change of control had not occurred, or a definitive agreement that would lead to a change of control had not been signed as of October 31, 2007. If such conditions have not been met by December 31, 2007, there will be a further downward adjustment. As of November 1, 2007, the outstanding Junior Preferred Stock is convertible into approximately 33.7 million shares of common stock.

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

As announced on November 1, 2007, we have received final, non-binding bids for the acquisition of the Company and we are currently in active negotiations. These negotiations contemplate reaching an agreement for the preferred bidder to tender for all of the outstanding common shares of the Company. Any potential transaction will be subject to execution of a definitive agreement and satisfaction of various conditions precedent. As a result, no prediction can be made as to the timing of the commencement or completion of a tender offer. There can be no assurance that current negotiations will result in any agreement or transaction. Moreover, there can be no assurance as to (i) the type of agreement or transaction that may be entered into or completed, (ii) the terms and conditions of any particular agreement or transaction, (iii) the price or other consideration that will be received by us and/or our stockholders in connection with the completion of a particular agreement or transaction or (iv) the approximate time it would take for an acquisition to be completed.

As of July 1, 2007, we temporarily curtailed production in the Field pending resolution of issues relating to the flaring of associated natural gas produced from the Field and to allow for the commissioning of the central production facility and crude export pipeline. We resumed production on September 29, 2007 after receiving an additional gas flaring permit until November 1, 2007. Subsequently, we received government approval from the Working Committee of the Ministry of Energy and Mineral Resources for our modified gas utilization program to supply gas to a proprietary brick manufacturing facility currently under construction, and approval for additional gas flaring volumes of approximately 7 million cubic meters for November and December 2007 and 23 million cubic meters until the end of 2008. This protocol allows us to flare gas within these cumulative volumes without penalty until December 31, 2008, by which time our amended gas utilization program must be implemented.

We signed a turnkey contract with a third party to construct and operate the brick manufacturing facility, and construction is expected to be completed by year-end 2007. Produced oil is now being processed through our recently commissioned permanent central production facility, including a demercaptan unit. This allows us to utilize our recently completed pipeline connection to the regional export system, and should help to increase the export sales price we receive for our crude oil production.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices have increased to record levels in 2007, but we have not historically been able to fully benefit from such prices due to a number of factors, such as the temporary shut-in of the Field as described above and the lack of consistent access to the regional pipeline system. However, we believe with the commissioning of our permanent central production facility and proprietary export pipeline connection we will be able to produce and export pipeline quality crude oil on a consistent basis.

Furthermore, because production has not increased as rapidly as anticipated, and was shut-in for most of the third quarter of 2007, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and meet other working capital obligations. We have instituted cost cutting measures in both Kazakhstan and the U.S. and we are finalizing plans to complete four newly-drilled wells. No assurance can be given, however, that these measures will result in sufficient additional cash flow. If we are unable to either complete a strategic transaction or increase production to a sufficient level, we will have to seek additional capital to fund interest payments, operating expenses and to continue Field development. If we are unable to secure adequate additional capital our business, financial condition and results of operations would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended September 30, 2007 and 2006, we capitalized approximately $1.4 million and $1.2 million, respectively, of interest costs, which reduced our reported net interest expense to $9.5 million and $9.6 million, respectively. During the nine months ended September 30, 2007 and 2006, we capitalized approximately $5.2 million and $2.3 million, respectively, of interest costs, which reduced our reported net interest expense to $27.3 million and $27.9 million, respectively.

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

Interest Rate Risk

At September 30, 2007, we had total debt outstanding of $271.9 million, net of unamortized debt discount of $18.1 million. The debt bears interest at a fixed rate of 12% per annum.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2007, and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the Notes to Consolidated Financial Statements included in Part I, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We issued to Jefferies & Company, Inc. (“Jefferies”), as part of its compensation for its services rendered as placement agent in connection with our June 2007 private placement of the Junior Preferred Stock, a warrant to purchase an aggregate 550,000 shares of our common stock at an exercise price per share of $2.25. The warrant is evidenced by a Common Stock Purchase Warrant, dated as of July 9, 2007, granted by us in favor of Jefferies, the terms of which include customary anti-dilution adjustments. The warrants are exercisable by Jefferies (or its assignees or transferees), in whole or in part, at any time prior to or on June 18, 2014 and, under certain circumstances, by way of a “cashless exercise.”

Pursuant to a related Investor Rights Agreement, dated as of July 9, 2007, by and between Jefferies and us, Jefferies (and its assignees and transferees) is entitled to certain registration rights with respect to the shares of the Company’s common stock issuable upon exercise of the warrant.

The private placement of the warrants was effected pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the special meeting of shareholders held on August 24, 2007, our stockholders approved the potential issuance of shares of our common stock exceeding in the aggregate 19.999% of the number of shares of our common stock outstanding on June 18, 2007 upon the conversion or redemption of, or payment of dividends on our Junior Preferred Stock.

The following table presents the voting results for the item that was presented for stockholder approval:

	For	Against	Abstain
Potential Issuance of Shares of Common Stock for the Conversion of or Payment of Dividends on the Junior Preferred Stock	62,982,158	831,395	111,578

Item 6.	Exhibits.

3.1	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated Filed with the Secretary of State of the State of Delaware on June 18, 2007, Amended on June 27, 2007 and Corrected on June 28, 2007, dated as of, and filed with the Delaware Secretary of State on, July 27, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on July 30, 2007)

4.1*	Common Stock Purchase Warrant, dated as of July 9, 2007, granted by the Company in favor of Jefferies

4.2*	Investor Rights Agreement, dated as of July 9, 2007, by and between the Company and Jefferies

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1†**	Section 1350 Certification of Chief Executive Officer

32.2†**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.
*	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed August 9, 2007.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

Date: November 9, 2007	/s/ Earl W. McNiel
Earl W. McNiel
Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

3.1	Certificate of Correction Filed to Correct Certain Errors in the Certificate of Designations of 20% Junior Redeemable Convertible Preferred Stock of Transmeridian Exploration Incorporated Filed with the Secretary of State of the State of Delaware on June 18, 2007, Amended on June 27, 2007 and Corrected on June 28, 2007, dated as of, and filed with the Delaware Secretary of State on, July 27, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Transmeridian Exploration Incorporated filed on July 30, 2007)

4.1*	Common Stock Purchase Warrant, dated as of July 9, 2007, granted by the Company in favor of Jefferies

4.2*	Investor Rights Agreement, dated as of July 9, 2007, by and between the Company and Jefferies

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1†**	Section 1350 Certification of Chief Executive Officer

32.2†**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.
*	Incorporated by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed August 9, 2007.
**	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.