Form 10-K/A
period 2007-12-31
TRANSMERIDIAN EXPLORATION INC
filed 2008-04-29
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $170.7 million on June 30, 2007 based upon the closing sale price of common stock on such date of $1.76 per share on the American Stock Exchange. As of March 31, 2008, the registrant had 117,012,229 shares of common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007.

Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Transmeridian Exploration Incorporated and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 regarding our executive officers, except that of Mr. Olivier, which is amended and restated below, appears in a separately captioned heading after Item 4 in Part I of this report.

The following table sets forth certain information regarding the members of the Board of Directors:

Name, Age (as of March 31, 2008) and Business Experience	Director Since

Lorrie T. Olivier, 57, has served as Chief Executive Officer of the Company since its inception in 2000 and as President from inception to May 2007. Mr. Olivier became Chairman of the Board in 2002. From 1991 to 2000, Mr. Olivier was employed by American International Petroleum Corporation (AIPC) as Vice President of Operations and President of AIPC Kazakhstan. He was the key executive in charge of developing AIPC’s interests in the Caspian Sea region. Mr. Olivier has devoted his entire career to international oil and gas exploration and production, serving with Occidental Petroleum and Shell Oil.

2000

James H. Dorman, 75, joined the Board in October 2002. He is the Chairman of the Nominating and Governance Committee. Mr. Dorman has almost 50 years of experience as a professional geologist and oil and gas executive. In 1996, Mr. Dorman founded Doreal Energy Corporation, a publicly-held international exploration and production company, and served as President, Chief Executive Officer and a Director until retiring in 2001. He began his career with Chevron and then with Tenneco, Inc., serving for 25 years, where he last held the position of Exploration Vice President.	2002

Marvin R. Carter, 78, joined the Board in April 2004. He is the Chairman of the Compensation Committee. Mr. Carter has over 50 years of experience in the international oil and gas exploration and production business. From 1971 until 1990 he served as President and General Manager for three Occidental Petroleum subsidiaries in South America. He also served as Vice President of Latin America Operations and as Vice President, Executive Operations for Occidental until his retirement in 1994. He currently is the President of an oil and gas consulting firm.	2004

J. Frank Haasbeek, 73, joined the Board in December 2006. He is the Chairman of the Audit Committee. Mr. Haasbeek is a retired senior executive with an extensive background in international management and auditing. He served as president and chief executive officer of International Transquip Industries, Inc., a manufacturer of springless airbrake systems, from 1991 through 1997. He has held various executive positions during his career, including president and chief executive officer of Hurricane Industries, chief financial officer of Reading & Bates Construction Company and chief financial officer and director of Cope Allman International Ltd. Mr. Haasbeek began his career as an auditor with Deloitte, Haskins & Sells in Canada and France, and is a graduate of the University of Manitoba in Winnipeg, Canada, with accreditation as a chartered accountant. He has been a director of several public companies and served as chairman of the audit committee for both Nuevo Energy Company prior to its acquisition in 2004 and Hadson Corporation prior to its acquisition in 1995.

2006

Name, Age (as of March 31, 2008) and Business Experience	Director Since

Alfred L. Shacklett, Jr., 60, joined the Board in December 2006. Mr. Shacklett has over 30 years experience in the petroleum industry, including 13 years in Russia and Kazakhstan. Most recently, he was a senior financial executive with YUKOS Oil Company, a fully-integrated oil and gas company headquartered in Moscow, Russia, from 1998 to 2000 and from 2002 to 2005. From 2000 to 2001, he was the business development country manager in Rome, Italy for Crown Castle International, an owner and operator of wireless infrastructure. Previously, Mr. Shacklett worked for the Republic of Kazakhstan as financial advisor to the Minister of Economics and Trade, the State Property Committee and Uzenmunaigaz, a regional Kazakh oil producer. In Russia, he held the position of director of energy consulting for Ernst & Young, LLP, Moscow. Mr. Shacklett is a graduate of the University of Texas at Austin, and is a certified public accountant and registered petroleum engineer in the state of Texas. He began his career as an auditor with Ernst & Young in Houston, Texas.

2006

Dr. Wolfgang Rupf, 65, joined the Board in May 2007. Since 2001, Mr. Rupf has been chief executive officer of AKV Altkönig (Verwaltungs) GmbH, a private company engaged in the manufacture of components for the automotive and defence industries and in the machine and hydraulic plant engineering industries. Prior to that time, he worked for more than 30 years in the commercial banking industry in Germany, including more than 20 years as a senior executive. In his last senior position from 1996-2001, Mr. Rupf was chief executive officer of the Bankgesellschaft Berlin AG, after having served as managing partner of BHF-Bank KGaA for more than 10 years. His undergraduate studies were in law and economics, and he holds a doctorate in jurisprudence from the University of Tübingen in Germany. Mr. Rupf has been a supervisory or advisory board member of several industrial corporations involved in the construction, home improvement, automotive parts, machinery manufacturing and telephone industries, as well as banks and life insurance companies, and is currently vice chairman of the supervisory boards of Hornbach Holding AG, Hornbach Baumarket AG and IVA Valuation & Advisory AG.

2007

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, and the rules promulgated thereunder, executive officers and directors of the Company and persons who beneficially own more than 10% of the Common Stock of the Company are required to file with the SEC and furnish to the Company reports of ownership and change in ownership with respect to all equity securities of the Company.

To the best of the Company’s knowledge and based solely on its review of the copies of Forms 3, 4 and 5 received by the Company during or with respect to the fiscal year ended December 31, 2007 and/or written representations from such reporting persons, the Company believes that its officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to such individuals.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our chief executive officer, our chief financial officer and our chief accounting officer. We have also adopted a written Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. We have posted current copies of these codes on our website, which is located at www.tmei.com. In addition, we intend to post on our website all disclosures that are required by SEC rules or regulations or American Stock Exchange (“AMEX”) listing standards concerning any amendments to, or waivers from, any provision of these codes.

Audit Committee

The Company has a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act.

The Audit Committee consists of Messrs. Haasbeek, Dorman and Shacklett. Mr. Haasbeek is the Chairman of the Audit Committee. The Board has determined that Mr. Haasbeek is an “audit committee financial expert” and “independent” as defined under the applicable rules of the SEC and the listing requirements of AMEX.

The functions of the Audit Committee include: (i) appointing the independent auditors for the annual audit and approving fee arrangements with the independent auditors; (ii) monitoring the independence, qualifications, and performance of the independent auditors; (iii) reviewing the planned scope of the annual audit; (iv) reviewing the financial statements to be included in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K, any significant adjustments proposed by the independent auditors and our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K; (v) making a recommendation to the Board regarding inclusion of the audited financial statements in our Annual Report on Form 10-K; (vi) reviewing recommendations, if any, by the independent auditors resulting from the audit to ensure that appropriate actions are taken by management; (vii) reviewing disagreements, if any, between management and the independent auditors; (viii) meeting privately on a periodic basis with the independent auditors and management to review the adequacy of our internal controls; (ix) monitoring our accounting management and controls; (x) monitoring our policies and procedures regarding compliance with the Foreign Corrupt Practices Act, compliance with our Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (each of which are available on the Company’s website at www.tmei.com); (xi) monitoring any litigation involving the Company which may have a material financial impact on the Company or relate to matters entrusted to the Audit Committee; and (xii) reviewing and approving related party transactions in accordance with the Company’s Policy Statement Regarding Related Party Transactions.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors, composed of independent directors, administers the compensation programs for all of our executive officers. The primary objectives of the Compensation Committee in regards to executive compensation are to attract, motivate and retain the best possible executive talent, and to tie annual adjustments and long-term cash and stock incentives to the achievement of measurable corporate, business unit and individual performance objectives. The Committee strives to align executives’ incentives with stockholder value creation and to encourage our executive officers to behave like owners of the business. To achieve these objectives, the Compensation Committee implements and maintains compensation plans that tie a substantial portion of executives’ overall compensation to financial performance and to key strategic goals such as project financing, contracts, production rates and increased reserves, and to the establishment and maintenance of key strategic relationships. The Compensation Committee evaluates individual executive performance with the goal of setting compensation at levels the Committee believes are comparable with executives in other companies of similar size and stage of development in the energy industry. This evaluation takes into account our relative performance and our own strategic goals.

We have retained a compensation consultant to review our policies and procedures with respect to executive compensation. It is our objective to conduct an annual benchmark review of the aggregate level of our executive compensation, including annual salaries, bonuses and incentive plans for the prior fiscal year. We work with management to establish compensation goals for the upcoming fiscal year, taking into account compensation surveys and input from our Chief Executive Officer and other key executives.

The key components of our current compensation program for our executive officers are base salary, annual bonus and long-term incentive awards under our 2006 Incentive Plan (the “Incentive Plan”) and 2003 Stock Compensation Plan (the “Stock Plan”). Each part of our compensation program has a critical role in creating opportunities to motivate and reward strong performance and to retain the executive officers who deliver such performance. Based upon energy industry practices, as indicated in the compensation consultant’s final report, the Committee may implement other compensation components.

Base Salary. Base salaries for our executives are used to recognize the experience, skills, knowledge and responsibilities required of the executive officers in their respective roles. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. Base salaries are reviewed each year, and may be adjusted from time to time to realign salaries with market levels after taking into account executive responsibilities, contributions, performance and experience.

Annual Bonus. Certain of our senior executives have employment agreements that provide for discretionary bonuses based on their performance. In addition, the Compensation Committee has the authority, based upon management recommendations, to award discretionary annual bonuses to our executive officers. The annual discretionary bonuses are intended to compensate officers for achieving our financial and operational goals under difficult conditions.

Our discretionary annual bonus may be paid in stock, cash or both, in an amount reviewed with management and approved by the Compensation Committee. Ordinarily, the bonus is paid in a single installment within the first quarter following the completion of a given fiscal year. Pursuant to his or her employment agreement, each executive officer party thereto is eligible for a discretionary annual bonus in an amount equal to a specified percentage of such executive’s base salary. However, the Committee may increase the annual bonus paid to our executive officers for specific accomplishments. The actual amount of bonus will be determined following a review of each executive’s individual performance.

Long-Term Incentive Program

Restricted stock grants. We believe that long-term performance is achieved through an ownership culture that encourages performance by our executive officers through the use of restricted stock and stock-based awards. Accordingly, the Stock Plan was established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with our financial performance. The Compensation Committee believes that the use of restricted stock and stock-based awards offers the best approach to achieving our corporate goals. In order to attract and retain executives and other key employees, we have in the past and expect in the future to provide long-term incentive awards through restricted stock grants, which vest based on continued employment over a specified time period.

Employee stock options. Under the Incentive Plan, the Compensation Committee may make various types of awards with respect to common stock. Based upon management recommendations, the Board of Directors decides which employees, directors or consultants shall receive awards under the Incentive Plan and the type of award to be made. In the case of nonqualified stock options granted under the Incentive Plan, the Board also determines the exercise schedule and the exercise price of each option.

Other Compensation. Certain of our senior executive officers are parties to employment agreements. Consistent with our pay-for-performance compensation philosophy, we intend to continue to maintain executive benefits and perquisites for officers. However, the Compensation Committee, in its discretion, may revise, amend or add to an officer’s executive benefits and perquisites if deemed advisable. Currently, we believe these benefits and perquisites are at competitive levels for comparable companies.

Role of Executive Officers in Executive Compensation. Our Chief Executive Officer plays an important role in the compensation setting process of our executive officers. The most significant aspects of his role are evaluating performance and recommending base salary levels and cash bonus and equity awards, and recommending compensation plans, financial performance goals and strategic goals relating to each executive officer. It should be noted that, while our management makes significant recommendations as to the goals and awards for executive officer compensation, the Compensation Committee has complete discretion to determine the final types and levels of compensation.

Stock Ownership Guidelines. The Company has not adopted stock ownership guidelines for its executive officers or directors.

Conclusion. The Company’s compensation policies are designed to retain and motivate our senior executive officers and to ultimately reward them for outstanding performance.

Compensation of Executive Officers and Directors

The following table reflects the compensation paid by the Company for services rendered to the Company for the year ended December 31, 2007 by (i) the Chief Executive Officer, (ii) the Chief Financial Officer and (iii) the three other most highly compensated executive officers of the Company (collectively, the “named executive officers”).

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Stock Awards ($) (e)(2)	Option Awards ($) (f)(2)	Non- Equity Incentive Plan Compensation ($) (g)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(i)	Total ($) (j)
Lorrie T. Olivier	2007	350,000	—	—	937,995	—	—	—	1,287,995
Chief Executive Officer	2006	350,000	262,500	—	532,621	—	—	—	1,156,121

Earl W. McNiel	2007	225,000	—	63,125	667,326	—	—	—	955,451
Chief Financial Officer	2006	225,000	168,750	126,250	374,124				894,124

Alan W. Halsey	2007	250,000	—	302,500	281,417	—	—	—	833,917
Chief Operating Officer	2006	144,791	72,917	478,958	—				696,666

Nicolas J. Evanoff	2007	200,000	—	189,900	429,350	—	—	—	819,250
Vice President and General Counsel	2006	175,000	105,000	258,242	185,317				723,558

Edward G. Brantley(3)	2007	175,000	—	125,250	178,625	—	—	—	478,875
Chief Accounting Officer	2006	160,000	80,000	125,250	86,350				451,600

(1)	There were no bonuses awarded for 2007 performance.
(2)	The amounts shown in columns (e) and (f) represent the aggregate expense amounts recognized for financial statement reporting purposes in fiscal 2007 for restricted stock awards and stock options granted to the named executive officer in 2007 and prior years as applicable. The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”). A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included in Note 7 to our 2007 Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the year ended December 31, 2007.
(3)	Mr. Brantley resigned from the Company on April 14, 2008

Grants of Plan-Based Awards

The following table provides information regarding the equity and non-equity awards granted to the Company’s named executive officers in 2007.

		Estimated future payouts under Non-Equity Incentive Plan Awards			Estimated future payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)(3)	Exercise Or Base Price of Option Awards ($/SH) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)(4)
Name (a)	Grant Date (b)	Threshold ($) (c)(1)	Target ($) (d)(1)	Maximum ($) (e)(1)	Threshold (#) (f)(2)	Target (#) (g)(2)	Maximum (#) (h)(2)
Lorrie T. Olivier	2/5/07	0	262,500	525,000	N/A	N/A	N/A	—	350,000	$3.49	$1,074,500
Earl W. McNiel	2/5/07	0	168,750	337,500	N/A	N/A	N/A	—	250,000	3.49	767,500
Alan W. Halsey	2/5/07	0	187,500	375,000	N/A	N/A	N/A	—	250,000	3.49	767,500
Nicolas J. Evanoff	2/5/07	0	120,000	240,000	N/A	N/A	N/A	—	150,000	3.49	460,500
Edward G. Brantley	2/5/07	0	87,500	175,000	N/A	N/A	N/A	—	75,000	3.49	230,250

(1)	No bonuses were awarded to our named executive officers for 2007 performance.
(2)	No equity incentive plan awards were granted to our named executive officers during 2007.
(3)	Options granted have a 10-year life and vest one-third after six months, one-third after 18 months and one-third after 30 months.
(4)	Amounts represent the grant date fair value of the stock options granted to the named executive officer in 2007 determined pursuant to SFAS 123(R) using the Black-Scholes option pricing model. The SFAS 123(R) grant date values are also used for financial reporting purposes and are expensed over the vesting period of the stock options.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the current stock options and restricted stock grants held by the named executive officers as of December 31, 2007. The table includes unexercised and unvested stock options and unvested restricted stock grants. Information on the vesting dates for each stock option and restricted stock award and the market value of the restricted stock awards is detailed in the accompanying footnotes.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Lorrie T. Olivier	100,000 400,000 233,333	— — 116,667	(1)	— — —	$1.50 1.61 5.98	11/17/09 05/17/10 01/26/11	—	—	—	—
	116,667	233,333	(1)	—	3.49	02/15/17

Earl W. McNiel	300,000 166,667	— 83,333	(2)	— —	1.61 5.98	05/17/10 01/26/11	—	—	—	—
	83,333	166,667	(2)	—	3.49	02/15/17

Alan W. Halsey	83,333	166,667	(3)	—	3.49	02/15/17	100,000	197,000	—	—

Nicolas J. Evanoff	150,000	—		—	1.61	05/17/10	10,000	19,700
	83,333 50,000	41,667 100,000	(4) (4)	— —	5.98 3.49	01/26/11 02/15/17			—	—

Edward G. Brantley	50,000	25,000	(5)	—	5.98	01/26/11	37,500	73,875
	25,000	50,000	(5)	—	3.49	02/15/17			—	—

(1)	The vesting dates for Mr. Olivier’s unvested, unexercised options outstanding are as follows: 116,667 shares vest on July 24, 2008, and of the 233,333 shares, approximately 116,667 shares vest on August 3, 2008, and 116,667 shares vest on August 3, 2009.
(2)	The vesting dates for Mr. McNiel’s unvested, unexercised options outstanding are as follows: 83,333 shares vest on July 24, 2008, and of the 166,667 shares, approximately 83,333 shares vest on August 3, 2008, and 83,333 shares vest on August 3, 2009.
(3)	The vesting dates for Mr. Halsey’s unvested, unexercised options outstanding are as follows: of the 166,667 shares, 83,333 shares vest on August 3, 2008, and 83,333 shares vest on August 3, 2009. The vesting date for Mr. Halsey’s shares of unvested restricted stock are as follows: 50,000 shares vest on June 5, 2008 and, the remaining 50,000 shares vests on June 5, 2009.
(4)	The vesting dates for Mr. Evanoff’s unvested, unexercised options outstanding are as follows: 41,667 shares vest on July 24, 2008, and of the 100,000 shares, 50,000 shares vest on August 3, 2008, and 50,000 shares vest on August 3, 2009. Mr. Evanoff’s 10,000 shares of unvested restricted stock vested on January 26, 2008.
(5)	The vesting dates for Mr. Brantley’s unvested, unexercised options outstanding are as follows: 25,000 shares vest on July 24, 2008, and of the 50,000 shares, 25,000 shares vest on August 3, 2008, and 25,000 shares vest on August 3, 2009. The vesting date for Mr. Brantley’s 37,500 shares of unvested restricted stock will vest on September 27, 2008.
(6)	The market value of the stock awards is equal to the number of unvested shares times $1.97, the closing price of our common stock on AMEX on December 31, 2007.

Option Exercises and Stock Vested

The following table provides information regarding the restricted stock grants held by the named executive officers that vested in 2007 and the market value of the vested stock on the date of vesting. No stock options held by any of the named executive officers were exercised in 2007.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)(1)
Lorrie T. Olivier	—	—	—	—
Earl W. McNiel	—	—	125,000	$187,500
Alan W. Halsey	—	—	50,000	122,500
Nicolas J. Evanoff	—	—	30,000 10,000 10,000	79,500 30,500 19,000
Edward G. Brantley	—	—	37,500	78,750

(1)	These amounts are equal to the closing price of our common stock on AMEX on the vesting date multiplied by the number of shares vested.

Pension Benefits

The Company does not have any plans that provide for specified retirement payments and benefits for the named executive officers.

Potential Payments Upon Termination or Change in Control

We have entered into employment agreements that will require us to provide compensation to certain of our named executive officers, other than Mr. Brantley, in the event of a termination of employment without a change in control or a change in control of the Company. Termination without a change in control means the termination of the employment of the named executive officer, including by reason of constructive termination, death and disability, for any reason other than cause or voluntary resignation. The named executive officer is not entitled to any compensation for termination for cause or voluntary resignation.

The following tables reflect the amount of compensation payable to each named executive officer covered by an employment agreement upon termination without a change in control and termination upon a change in control.

Lorrie T. Olivier

The following table describes the potential payments upon termination or a change in control of the Company for Lorrie T. Olivier, the Company’s Chairman and Chief Executive Officer.

Executive Benefits and Payments Upon Termination	Termination Without Change in Control(1)	Termination upon Change in Control(2)
Compensation:
Base Salary ($350,000)	$700,000	$1,050,000
Bonus	525,000	1,575,000
Medical Benefits	41,948	62,922
Long-term incentives:
Stock Options:
Unvested(3)	—	—
Restricted Stock:
Unvested(4)	—	—

Total	$1,266,948	$2,687,922

Earl W. McNiel

The following table describes the potential payments upon termination or a change in control of the Company for Earl W. McNiel, the Company’s Vice President and Chief Financial Officer.

Executive Benefits and Payments Upon Termination	Termination Without Change in Control(1)	Termination upon Change in Control(2)
Compensation:
Base Salary ($225,000)	$450,000	$675,000
Bonus	337,500	1,012,500
Medical Benefits	32,918	49,377
Long-term incentives:
Stock Options:
Unvested(3)	—	—
Restricted Stock:
Unvested(4)	—	—

Total	$820,418	$1,736,877

Alan W. Halsey

The following table describes the potential payments upon termination or a change in control of the Company for Alan W. Halsey, the Company’s Vice President and Chief Operating Officer.

Executive Benefits and Payments Upon Termination	Termination Without Change in Control(1)	Termination upon Change in Control(2)
Compensation:
Base Salary ($250,000)	$500,000	$750,000
Bonus	375,000	1,125,000
Medical Benefits	12,000	18,000
Long-term incentives:
Stock Options:
Unvested(3)	—	—
Restricted Stock:
Unvested(4)	197,000	197,000

Total	$1,084,000	$2,090,000

Nicolas J. Evanoff

The following table describes the potential payments upon termination or a change in control of the Company for Nicolas J. Evanoff, the Company’s Vice President, General Counsel and Corporate Secretary.

Executive Benefits and Payments Upon Termination	Termination Without Change in Control(1)	Termination upon Change in Control(2)
Compensation:
Base Salary ($200,000)	$400,000	$600,000
Bonus	240,000	720,000
Medical Benefits	24,959	37,438
Long-term incentives:
Stock Options:
Unvested(3)	—	—
Restricted Stock:
Unvested(4)	19,700	19,700

Total	$684,659	$1,377,138

(1)	The named executive officer is entitled to a benefit under a termination without a change in control equal to two (2) times the sum of (i) the annual base salary in effect on such date plus (ii) the target bonus in effect on such date. Additionally, the named executive officer, including spouse and dependents, is entitled to two years of life, health and accident insurance coverages upon the same terms on which they are provided to active employees of the Company. All outstanding stock options and stock equity awards held by the named executive officer immediately vest and, to the extent greater than the period of time specified in the underlying award, the time for exercising any option will extend until the earlier to occur of (i) one year after the date of termination or (ii) the maximum period permitted under Section 409A of the Internal Revenue Code, provided, however, that in no event shall the time for exercising an option extend beyond the original term of the option.
(2)

The named executive officer is entitled to a benefit under a termination upon a change in control equal to three (3) times the sum of (i) the annual base salary in effect on such date plus (ii) the maximum bonus in effect on such date. Additionally, the named executive officer, including spouse and dependents, is entitled to three years of life, health and accident insurance coverages upon the same terms on which they are provided to active employees of the Company. All outstanding stock options and stock equity awards held by the named executive officer immediately vest and, to the extent greater than the period of time specified in the underlying award, the time for exercising any option will extend until the earlier to occur of (i) one year after the date of termination or (ii) the maximum period permitted under Section 409A of the Internal Revenue Code, provided, however, that in no event shall the time for exercising an option extend beyond the original term of the option.

(3)	The value of unvested stock options is calculated as the difference between the closing price of our stock on December 31, 2007, the last trading day of the year on AMEX, and the exercise price times the number of unvested stock options.
(4)	The value of unvested restricted stock grants is calculated as the closing price of our stock on December 31, 2007, the last trading day of the year on AMEX, times the number of unvested stock grant shares.

Director Compensation

Our non-employee Board of Directors members receive an annual retainer of $10,000, in addition to annual restricted stock grants of 20,000 shares and annual stock option grants of 40,000 shares. The stock options have a one year vesting period and a five year term. The Audit Committee chairman receives an additional quarterly fee of $2,000 and members of the Audit Committee receive quarterly fees of $1,000. The Compensation Committee and Nominating and Governance Committee chairmen receive additional quarterly fees of $1,000, while members of these committees receive quarterly fees of $500. In addition, members of the Special Committee consisting of Messrs. Haasbeek (chairman until his resignation from the committee in April 2008), Carter and Rupf, formed in 2007 to review acquisition proposals with the Company’s financial advisor and ultimately, if appropriate, make a recommendation with respect to a transaction to the full Board, each received an appointment fee of $10,000 and is entitled to a $750 per meeting fee (or, in the case of the chairman, a $15,000 appointment and $1,500 per meeting fee), although the per meeting fee was subsequently revised, due to the frequency and number of meetings of the Special Committee, to provide that the same fee be paid to each member on a weekly basis with respect to fees earned during the 2007 fiscal year. Directors who are also full-time officers or employees of the company receive no additional compensation for serving as directors.

In the event of a resignation of a non-employee director, such director is entitled to a one time payment of $10,000 and immediate vesting of all outstanding stock options and restricted stock grants. In the event of a merger or other major corporate change, any director that does not continue to serve as a director of the surviving or acquiring entity is entitled to receive a cash payment equal to two (2) times the current annual cash retainer, plus two (2) times the current number of annual restricted stock award shares. All outstanding stock options and restricted stock awards would become immediately vested.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)(1)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
James H. Dorman(2)(3)	20,000	37,167	106,988	—	—	—	164,155
Marvin R. Carter(2)(4)	47,000	37,167	106,988	—	—	—	191,155
Dr. Wolfgang Rupf(2)(5)	40,000	27,200	45,027	—	—	—	112,227
J. Frank Haasbeek(6)	76,000	27,200	45,027	—	—	—	148,227
Alfred L. Shacklett, Jr.(7)	14,000	27,200	45,027	—	—	—	86,227
George E. Reese(2)(8)	4,500	40,800	—	—	—	—	45,300
Dr. Fernando J. Zúñiga y Rivero(9)	4,000	—	—	—	—	—	4,000

(1)	The amounts shown in columns (c) and (d) represent the aggregate expense amounts recognized for financial statement reporting purposes in fiscal 2007 for restricted stock awards and stock options granted to the named directors in 2007 and prior years as applicable. The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with SFAS 123(R). A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included in Note 7 to our 2007 Consolidated Financial Statements that are part of our Annual Report on Form 10-K for the year ended December 31, 2007.
(2)	The grant date fair values of the 20,000 share restricted stock grant and the 40,000 share stock option granted to each of the directors in 2007, computed in accordance with SFAS 123(R), were $40,800 and $122,800, respectively.
(3)	Mr. Dorman had 145,000 options outstanding as of December 31, 2007.
(4)	Mr. Carter had 145,000 options outstanding as of December 31, 2007.
(5)	Dr. Wolfgang Rupf had 40,000 options outstanding as of December 31, 2007.
(6)	Mr. Haasbeek had 40,000 options outstanding as of December 31, 2007.
(7)	Mr. Shacklett had 40,000 options outstanding as of December 31, 2007.
(8)	Mr. Reese resigned from the Board of Directors on April 13, 2007.
(9)	Dr. Fernando J. Zuñiga y Rivero retired from the board effective as of the 2007 annual meeting of stockholders and did not stand for re-election as a director.

Compensation Committee Report

The following report of the Compensation Committee does not constitute “soliciting material” and should not be deemed “filed” or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A with Transmeridian’s management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A to be delivered to stockholders.

Respectively submitted by the

COMPENSATION COMMITTEE

Marvin R. Carter, Chairman

James H. Dorman

Houston, Texas

April 29, 2008

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, information about the beneficial ownership of our Common Stock by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to be the beneficial owner of more than 5% of our voting securities, (ii) each director of the Company, (iii) each of the named executive officers named in the Summary Compensation Table appearing in this Annual Report on Form 10-K/A and (iv) all executive officers and directors of the Company as a group. In compiling this table, we have relied on the records of our transfer agent, public filings and other information available to us. We believe this information is reliable. However, these holdings are subject to change.

To our knowledge and except as otherwise indicated below, the persons named in the following table have sole voting and investment power with respect to the shares of our Common Stock beneficially owned by them and shown opposite their respective names.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class(1)
Executive Officers and Directors:(2)
Lorrie T. Oliver(3)(4)	17,428,076	14.6%
Bruce A. Falkenstein	2,091,236	1.8%
Earl W. McNiel(4)	1,491,361	1.3%
Alan W. Halsey	283,848	*
Nicolas J. Evanoff	599,015	*
Edward G. Brantley	323,216	*
Stephen Newton	300,000	*
Dr. Wolfgang Rupf(4)	1,022,405	*
James H. Dorman	155,000	*
Marvin R. Carter	155,000	*
J. Frank Haasbeek	43,333	*
Alfred L. Shacklett, Jr.	33,333	*

All directors and executive and certain other officers as a group (13 persons)	23,925,823	19.6%

Other Beneficial Owners:

North Sound Capital LLC(5) 20 Horseneck Lane Greenwich, CT 06830	14,322,920	11.4%
Capital Group International, Inc.(6) 11100 Santa Monica Blvd. Los Angeles, CA 90025	8,327,400	6.4%

*	Less than one percent.
(1)	Based on 117,012,229 shares of Common Stock outstanding as of March 31, 2008.
(2)	Each person has sole voting and investment power with respect to the shares of our Common Stock listed, except as noted below. Included in the total above are shares of our Common Stock issuable upon the conversion of our 15% Senior Redeemable Convertible Preferred Stock and shares of our Common Stock issuable upon the exercise of options and warrants that were exercisable as of March 31, 2008 or within 60 days of March 31, 2008 by: Mr. Olivier (2,247,154 shares), Mr. Falkenstein (350,000 shares), Mr. McNiel (878,435 shares), Mr. Halsey (83,333 shares), Mr. Evanoff (363,333 shares), Mr. Brantley (141,000 shares), Dr. Rupf (605,280 shares), Mr. Dorman (105,000 shares), Mr. Carter (105,000 shares), Mr. Haasbeek (13,333 shares) and Mr. Shacklett (13,333 shares). The address for each of our executive officers and directors is 5847 San Felipe Street, Suite 4300, Houston, Texas 77057.

(3)	Includes 10,110,922 shares owned by The Olivier Family Living Trust, as well as 3,800,000 shares of our Common Stock owned by JMJC Investments, Inc., 670,000 shares of our Common Stock owned by Greencove Holdings and 600,000 shares of our Common Stock owned by Colamer Ltd., both of which are entities controlled by Mr. Olivier.
(4)	Messrs. Olivier, McNiel and Rupf hold 48,773 shares, 5,947 shares, and 7,137 shares, respectively, of our 15% Senior Redeemable Convertible Preferred Stock, representing approximately 9.3%, 1.1%, and 1.4%, respectively, of the shares of our 15% Senior Redeemable Convertible Preferred Stock outstanding as of March 31,2008. Dr. Rupf also holds 6,232 shares of our 20% Junior Redeemable Convertible Preferred Stock, representing approximately 1.1%, of the shares of our 20% Junior Redeemable Convertible Preferred Stock outstanding as of March 31,2008.
(5)	Based on the Schedule 13G/A filed with the SEC on February 14, 2008, North Sound Capital LLC shares voting and investment power with respect to the shares of our Common Stock shown.
(6)	Based on the Schedule 13G/A filed with the SEC on February 12, 2008.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

Related Party Transactions

In accordance with the written policy adopted by the Board of Directors and AMEX listing standards, our Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions. In general, for purposes of the Company’s written policy, a related party transaction is a transaction, or a material amendment to any such transaction, involving a related party and the Company. Our policy requires the Audit Committee to review and approve related party transactions. In reviewing and approving any related party transactions or material amendments to any such transaction, the Audit Committee must satisfy itself that it has been fully informed as to the related party’s relationship to the Company and interest in the transaction and as to the material facts of the transaction, and must determine that the related party transaction is fair to the Company.

In March 2007, the Company issued, in a private placement transaction, warrants to purchase up to an aggregate 8,500,000 shares of the Common Stock, specifically (i) a Common Stock Purchase Warrant in the name of North Sound Legacy Institutional Fund LLC to purchase up to 2,125,000 shares of the Common Stock and (ii) a Common Stock Purchase Warrant in the name of North Sound Legacy International Ltd. (together with North Sound Legacy Institutional Fund LLC, the “North Sound Entities”) to purchase up to 6,375,000 shares of the Common Stock (such Common Stock Purchase Warrants together, the “Warrants”). The Warrants, which are exercisable at any time on or prior to March 15, 2012, were issued for total cash consideration of $8 million (approximately $0.94 per underlying share of the Common Stock) and, when exercised, will entitle the holder to receive shares of the Common Stock at an exercise price of $2.00 per share. The Warrants each provide for customary anti-dilution adjustments with respect to the exercise price and the number of shares of the Common Stock issuable upon exercise of the Warrants.

North Sound Capital LLC is the managing member and investment advisor of each of the North Sound Entities. According to the Schedule 13G/A filed by North Sound Capital LLC with the SEC on February 14, 2007, as indicated above under “Security Ownership of Certain Beneficial Owners and Management,” the North Sound Entities beneficially owned an aggregate 14,322,920 shares of the Common Stock as of December 31, 2007, representing approximately 10.9% of the Common Stock outstanding as of December 31, 2007.

Board Independence

The Board has determined that each of the directors are “independent,” as defined under the rules and regulations of the Securities and Exchange Commission (the “SEC”), except for Mr. Olivier, the Chief Executive Officer of the Company. All of the members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are “independent directors,” as defined in the applicable rules and regulations of the SEC and AMEX.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

UHY LLP (“UHY”) billed or will bill the Company for the aggregate fees set forth in the table below for services provided during fiscal years 2007 and 2006. These amounts include fees paid or to be paid by the Company for (i) professional services rendered for the audit of the Company’s annual financial statements, (ii) review of the Company’s quarterly financial statements, (iii) audit services related to the effectiveness of the Company’s internal control over financial reporting and (iv) review of regulatory filings incorporating the Company’s annual or interim financial statements:

	2007	2006
Audit Fees(1)	$339,075	$475,175
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	The firm of UHY acts as our principal independent registered public accounting firm. Through and as of March 28, 2008, UHY had a continuing relationship with UHY Advisors, Inc. (“Advisors”) from which it leased auditing staff who were full-time, permanent employees of Advisors and through which UHY’s partners provide non-audit services. UHY has only a few full-time employees. Therefore, few, if any, of the audit services performed were provided by permanent, full-time employees of UHY. UHY manages and supervises the audit services and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Committee Pre-Approval Policy

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company’s independent accountants. There were no audit-related fees, tax fees or other fees paid to, or incurred with respect to, UHY in fiscal years 2007 or 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

The following exhibits are filed with this Annual Report on Form 10-K/A:

EXHIBIT INDEX

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMERIDIAN EXPLORATION INCORPORATED

/s/ LORRIE T. OLIVIER
Lorrie T. Olivier Chairman of the Board and Chief Executive Officer

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LORRIE T. OLIVIER Lorrie T. Olivier	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 29, 2008

/S/ EARL W. MCNIEL Earl W. McNiel	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008

/S/ MARVIN R. CARTER Marvin R. Carter	Director	April 29, 2008

/S/ JAMES H. DORMAN James H. Dorman	Director	April 29, 2008

/S/ J. FRANK HAASBEEK J. Frank Haasbeek	Director	April 29, 2008

/S/ DR. JUR WOLFGANG RUPF Dr. jur Wolfgang Rupf	Director	April 29, 2008

/S/ ALFRED L. SHACKLETT, JR. Alfred L. Shacklett, Jr.	Director	April 29, 2008