Form 10-Q
period 2008-03-31
TRANSMERIDIAN EXPLORATION INC
filed 2008-05-09
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2008, the registrant had 117,012,229 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except par value information)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,159	$939
Accounts receivable	3,968	4,428
Crude oil inventory	539	1,057
Other current assets	337	261

Total current assets	6,003	6,685

Property and Equipment:
Property and equipment	432,902	428,741
Accumulated depreciation, depletion and amortization	(45,318)	(38,497)

Property and equipment, net	387,584	390,244

Other assets, net	8,624	9,347

	$402,211	$406,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,334	$23,728
Accrued liabilities	38,896	33,770

Total current liabilities	62,230	57,498

Long-term debt, net of discount of $15,241 and $16,648	274,759	273,352
Other long term liabilities	4,225	4,208
Senior redeemable convertible preferred stock, net of discount of $2,026 and $2,157	44,196	42,076
Junior redeemable convertible preferred stock, net of discount of $19,132 and $20,104	48,315	43,961
Stockholders’ Deficit:
Preferred stock, $0.0006 par value per share, 5,000 shares authorized, 1,137 issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 117,012 and 116,860 issued and outstanding	70	70
Additional paid-in capital	152,447	151,278
Accumulated deficit	(184,031)	(166,167)

Total stockholders’ deficit	(31,514)	(14,819)

	$402,211	$406,276

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue from oil sales, net	$15,252	$7,138

Operating costs and expenses:
Exploration expense	—	157
Depreciation, depletion and amortization	6,821	6,267
Transportation expense	1,508	1,132
Operating and administrative expense – Kazakhstan	4,563	3,585
General and administrative expense – Houston	2,591	2,560

Total operating costs and expenses	15,483	13,701

Operating loss	(231)	(6,563)

Other income (expense):
Interest income	8	116
Interest expense, net of capitalized interest	(10,649)	(9,008)

Total other income (expense)	(10,641)	(8,892)

Net loss	(10,872)	(15,455)
Preferred dividends	(5,887)	(1,650)
Accretion of preferred stock discount	(1,103)	(147)

Net loss attributable to common stockholders	$(17,862)	$(17,252)

Basic and diluted loss per common share	$(0.15)	$(0.17)

Weighted average common shares outstanding, basic and diluted	116,456	101,246

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net loss	$(10,872)	$(15,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	6,821	6,267
Amortization of debt financing costs	723	723
Debt discount amortization	1,407	1,407
Stock-based compensation expense	933	1,208
Accretion of asset retirement obligation	20	11
Decrease in receivables	460	3,956
(Increase) decrease in crude oil inventory	518	(544)
(Increase) in other current assets	(76)	(530)
Increase (decrease) in accounts payable	(394)	27,636
Increase (decrease) in accrued liabilities	4,612	(802)
Decrease in other long-term liabilities	(3)	(2)

Net cash provided by operating activities	4,149	23,875

Investing Activities:
Capital expenditures	(4,161)	(44,823)

Net cash used in investing activities	(4,161)	(44,823)

Financing Activities:
Proceeds from exercise of stock options	—	18,373
Proceeds from exercise or sale of warrants	232	—

Net cash provided by financing activities	232	18,373

Net increase (decrease) in cash and cash equivalents	220	(2,575)
Cash and cash equivalents, beginning of period	939	12,193

Cash and cash equivalents, end of period	$1,159	$9,618

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash paid for:
Interest	$8,700	$8,700
Interest capitalized (non-cash)	(181)	(1,822)
Non-cash investing and financing transactions:
Issuance of stock for preferred stock dividend	5,370	—
Accrued and unpaid dividends on convertible preferred stock	5,708	1,650
Asset retirement obligation	—	56
Accretion of preferred stock discount	1,103	147

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

The accompanying consolidated financial statements of Transmeridian Exploration Incorporated and subsidiaries (“we”, “our”, “us” or the “Company”) have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $56.2 million and a stockholders’ deficit of approximately $31.5 million at March 31, 2008. Approximately 89% of our accounts payable at March 31, 2008 have been outstanding more than 120 days. These matters raise substantial doubt about our ability to continue as a going concern. Included in our current liabilities is approximately $17.8 million in returns obligations incurred in connection with the issuance of our 20% Junior Redeemable Convertible Preferred Stock (“Junior Preferred Stock”). However, the returns are not payable until the earlier of (i) the occurrence of a change of control of the Company (as defined in the certificate of designations, as amended, governing the Junior Preferred Stock) or (ii) June 18, 2008; provided, however, that if the returns become due and payable on June 18, 2008 in the absence of a change of control transaction, we may elect to satisfy our payment obligations by delivery of shares of our common stock valued at 97% of the common stock’s market value at such time. Additionally, there is approximately $5.7 million in preferred stock dividends that can be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

In March 2008 we terminated the Company’s merger agreement with Trans Meridian International, Inc. (“TMI”), a British Virgin Islands company formed by the Company’s Chairman and Chief Executive Officer, Lorrie T. Olivier. This action did not require the Company to pay any termination fee to TMI and is without any other liability to the company. Termination of the definitive agreement with TMI resulted in a downward adjustment to the conversion price of our Junior Preferred Stock from the previous conversion price of $1.90 per share (equivalent to a conversion rate of 52.63 shares of common stock for each share of Junior Preferred Stock) to $1.50 per share (equivalent to a conversion rate of 66.67 shares of common stock for each share of Junior Preferred Stock).

We will continue to seek proposals from other parties with respect to a potential acquisition of our Company. There can be no assurance, however, that these efforts will result in any agreement or transaction. Further, if we do enter into an agreement to be acquired, the value to be received by our common stockholders may be substantially less than the $3.00 per share contained in the terminated agreement with TMI. We are also in preliminary discussions with interested parties regarding an investment of capital into our company. Again, there can be no assurance that such discussions will result in any agreement or transaction, or that any agreement or transaction would not be substantially dilutive to our stockholders. Furthermore, any potential transaction would be subject to the negotiation and execution of a definitive agreement and other related agreements, as well as to regulatory and other customary approvals and conditions, which may include stockholder approval and other factors including financing, and there can be no assurance that we would be successful in consummating any such transaction.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices hovered around $100 per bbl in the first quarter of 2008 and we have received substantially better prices for the crude oil we export as compared to the first quarter of 2007, when all of our export crude oil sales were via rail. With the commissioning of our central production facility, including a demercaptan unit, and proprietary connection to the regional pipeline system, we have been able to produce and export pipeline quality crude oil on a consistent basis.

We utilized much of our excess liquidity during the period in 2007 when the South Alibek Field (the “Field”) was shut-in to fund operating costs, overhead, scheduled interest payments and necessary capital expenditures. As a result, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and to meet other working capital obligations. We are currently carrying out a limited workover program in the Field to clean out paraffin deposits in wells and install artificial lift equipment in selected wells. At current production levels of approximately 2,100 bopd, and at the prices we currently receive, management believes we are able to generate sufficient cash flow to cover our operating costs, overhead and scheduled interest payments on our debt. However, as discussed above, we had a working capital deficit of $56.2 million at March 31, 2008, and do not have sufficient liquidity to carry out a full development program of the Field. Furthermore, no assurance can be given that production from the new wells and the cost cutting measures that have been instituted will result in sufficient additional cash flow to cover the working capital deficit and to fund continued Field development. If we are unable to either complete a strategic transaction, or if we are unable to increase production to a sufficient level, we will have to seek additional capital to fund interest payments, operating expenses and continued Field development. If we are unable to secure adequate additional capital, we may not be able to carry out the development plan for the Field, in which case our business, financial condition, results of operations and possibly our reported proved reserves would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 2. Basis of Presentation and Significant Accounting Policies

The consolidated financial statements of the Company included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007 audited consolidated financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for interim periods are not necessarily indicative of the results to be expected for an entire year.

We conduct our operations in Kazakhstan through a wholly-owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan. Caspi Neft holds the license and exploration and production contracts covering the Field in Kazakhstan.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. Consistent with its requirements, we adopted SFAS No. 157 as of January 1, 2008, except as it relates to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of SFAS No. 161 to significantly impact our financial position, results of operations or cash flows.

Note 3. Redeemable Convertible Preferred Stock

In January 2008, we issued 19,885 shares of Senior Redeemable Convertible Preferred Stock (“Senior Preferred Stock”) and 33,815 shares of Junior Preferred Stock for the payment of dividends on our Senior Preferred Stock and Junior Preferred Stock.

On March 31, 2008 we announced we had terminated the Company’s merger agreement with TMI. This action did not require the Company to pay any termination fee to TMI and is without any other liability to the Company. Termination of the definitive agreement with TMI resulted in a downward adjustment to the conversion price of our Junior Preferred Stock from the previous conversion price of $1.90 per share (equivalent to a conversion rate of 52.63 shares of common stock for each share of Junior Preferred Stock) to $1.50 per share (equivalent to a conversion rate of 66.67 shares of common stock for each share of Junior Preferred Stock).

Note 4. Stockholders’ Equity

In January 2008 a holder of warrants to purchase an aggregate of 150,000 shares of our common stock exercised such warrants. In connection with such exercise, the holder paid us $1.55, the exercise price of the warrants, resulting in proceeds of $232,500.

In January 2008, we issued 2,391 shares of common stock for fractional dividend shares for the dividends paid on our Senior Preferred Stock and Junior Preferred Stock.

Note 5. Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued, and accretion of preferred stock discount. Diluted net loss per common share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2008 and 2007 excludes 32,917,094 and 39,857,392 common shares, respectively, issuable pursuant to outstanding stock options and warrants because their effect is anti-dilutive.

Note 6. Income Taxes

We account for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax assets or income tax benefits from the net operating losses for the three months ended March 31, 2008 and 2007 because we do not believe the future realization of these assets is more likely than not to occur.

Note 7. Commitments and Contingencies

In July 2007, Canam Services, Inc. (“Canam”), a supplier of tubing products, filed suit in the 151st Judicial District Court of Harris County, Texas asserting a cause of action against us based upon alleged breach of a guaranty agreement covering certain accounts payable of Caspi Neft. The suit initially sought recovery from us in the amount of $1,986,633 plus fees and costs. We denied all of Canam’s material allegations and on September 5, 2007, filed an answer denying each and every material allegation contained in the Canam complaint. Subsequently, Canam reduced the recovery amount to $756,727 plus interest, fees and costs. We plan to vigorously defend this claim and have not recorded any reserve above our recorded accounts payable as of March 31, 2008.

We are subject, through our subsidiary Caspi Neft, to the terms of License 1557 and the related exploration and production contracts covering 14,111 acres in the Field in Kazakhstan. The exploration and production contracts provide, among other things, certain minimum levels of capital expenditures for the continued development of the Field, which have been met as of March 31, 2008.

Purchase commitments are made from time to time in the ordinary course of business in connection with ongoing operations in the South Alibek Field.

Note 8. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Oil and gas properties, successful efforts method	$428,785	$424,628
Drilling rig and related equipment	3,000	3,000
Transportation equipment	479	479
Office and technology equipment	638	634

	432,902	428,741
Accumulated depreciation, depletion and amortization	(45,318)	(38,497)

Property and equipment, net	$387,584	$390,244

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended March 31, 2008 and 2007, we capitalized approximately $181,000 and $1.8 million, respectively, of interest costs.

Other Assets

Other assets at March 31, 2008 consisted of debt financing costs of $7.8 million, net of amortization, a note receivable of $500,000 from an unrelated third party and a $275,000 deposit. At December 31, 2007, other assets consisted of debt financing costs of $8.6 million, net of amortization, a note receivable of $500,000 from an unrelated third party and a $275,000 deposit.

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Interest	$1,450	$1,450
Dividends	5,708	5,194
Royalties	628	345
Rig rentals	2,738	2,738
Junior preferred stock return agreements	17,750	17,750
Common stock registration costs	825	600
Proceeds received for common stock to be issued from exercise of warrants	3,980	3,980
Deferred revenue	5,665	1,541
Other	152	172

Total accrued liabilities	$38,896	$33,770

Note 9. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months ended March 31, 2008 and 2007, substantially all of our results of operations consisted of revenues, operating, general and administrative expenses and other costs associated with our operations in Kazakhstan.

One customer accounted for approximately 91% of consolidated revenue for the three months ended March 31, 2008. For the three months ended March 31, 2007, three customers accounted for approximately 37%, 13%, and 12% of consolidated revenue.

Note 10. Subsidiary Guarantors (Unaudited)

In December 2005, we and our wholly owned subsidiary Transmeridian Exploration Inc. (the “Issuer”) issued 250,000 Units, consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer (the “Senior Secured Notes”) and (ii) warrants to purchase approximately 17.3 million shares of our common stock. We and all of our material subsidiaries fully and unconditionally guaranteed the Senior Secured Notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. Substantially all of our assets are located in Kazakhstan and substantially all of our revenue, operating, general and administrative expenses and other costs were, and currently are, associated with the operations of our principal subsidiary in Kazakhstan.

Following is condensed consolidating financial information for the Company, the Issuer, the subsidiary guarantors and the subsidiary non-guarantors of the Senior Secured Notes for the three month periods ended March 31, 2008 and 2007:

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$209	$10	$920	$20	$—	$1,159
Other current assets	3,174	—	1,660	10	—	4,844

Total current assets	3,383	10	2,580	30	—	6,003
Property and equipment, net	61	—	384,108	3,415	—	387,584
Investment in and advances to subsidiaries	179,590	167,911	(311,308)	(3,981)	(32,212)	—
Other assets	275	7,849	—	500	—	8,624

	$183,309	$175,770	$75,380	$(36)	$(32,212)	$402,211

Total current liabilities	$29,566	$2,145	$30,519	$—	$—	$62,230
Debt	—	274,759	31,000	—	(31,000)	274,759
Other long-term liabilities	2,035	—	2,190	—	—	4,225
Senior preferred stock	44,196	—	—	—	—	44,196
Junior preferred stock	48,315	—	—	—	—	48,315
Stockholder’s equity (deficit)	59,197	(101,134)	11,671	(36)	(1,212)	(31,514)

	$183,309	$175,770	$75,380	$(36)	$(32,212)	$402,211

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(498)	$15,750	$—	$15,252
Operating costs and expenses	2,600	283	12,600	—	15,483

Operating income (loss)	(2,600)	(781)	3,150	—	(231)
Other income (expense)	6	(10,829)	181	1	(10,641)

Net earnings (loss)	$(2,594)	$(11,610)	$3,331	$1	$(10,872)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Three Months Ended March 31, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash provided by (used in) operating activities	$(1,106)	$(8,814)	$14,069	$—	$4,149
Net cash used in investing activities	(1)	—	(4,160)	—	(4,161)
Net cash provided by (used in) financing activities	412	8,820	(9,000)	—	232

Net increase (decrease) in cash	(695)	6	909	—	220
Cash and cash equivalents, beginning of the period	904	5	11	19	939

Cash and cash equivalents, end of the period	$209	$11	$920	$19	$1,159

Condensed Consolidating Balance Sheet (in thousands)

	As of March 31, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$7,396	$1	$2,077	$144	$—	$9,618
Other current assets	2,591	—	6,195	5	—	8,791

Total current assets	9,987	1	8,272	149	—	18,409
Property and equipment, net	395	—	355,647	3,376	—	359,418
Investment in and advances to subsidiaries	114,722	204,555	(283,124)	(3,941)	(32,212)	—
Other assets	—	10,741	—	500	—	11,241

	$125,104	$215,297	$80,795	$84	$(32,212)	$389,068

Total current liabilities	$13,086	$1,668	$42,061	$106	$—	$56,921
Debt	—	269,131	31,000	—	(31,000)	269,131
Other long-term liabilities	2,035	—	1,928	—	—	3,963
Senior redeemable convertible preferred stock	41,100	—	—	—	—	41,100
Stockholder’s equity (deficit)	68,883	(55,502)	5,806	(22)	(1,212)	17,953

	$125,104	$215,297	$80,795	$84	$(32,212)	$389,068

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended March 31, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(218)	$7,356	$—	$7,138
Operating costs and expenses	2,545	409	10,744	3	13,701

Operating loss	(2,545)	(627)	(3,388)	(3)	(6,563)
Other income (expense)	93	(10,809)	1,822	2	(8,892)

Net loss	$(2,452)	$(11,436)	$(1,566)	$(1)	$(15,455)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Three Months Ended March 31, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash provided by (used in) operating activities	$(1,178)	$(9,001)	$34,057	$(3)	$23,875
Net cash used in investing activities	—	—	(44,809)	(14)	(44,823)
Net cash provided by (used in) financing activities	(1,730)	8,434	11,655	14	18,373

Net increase (decrease) in cash	(2,908)	(567)	903	(3)	(2,575)
Cash and cash equivalents, beginning of the year	10,304	568	1,174	147	12,193

Cash and cash equivalents, end of the year	$7,396	$1	$2,077	$144	$9,618

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In March 2008 we terminated the Company’s merger agreement with Trans Meridian International, Inc. (“TMI”), a British Virgin Islands company formed by the Company’s Chairman and Chief Executive Officer, Lorrie T. Olivier. This action did not require the Company to pay any termination fee to TMI and is without any other liability to the Company. Termination of the definitive agreement with TMI resulted in a downward adjustment to the conversion price of our Junior Preferred Stock from the previous conversion price of $1.90 per share (equivalent to a conversion rate of 52.63 shares of common stock for each share of Junior Preferred Stock) to $1.50 per share (equivalent to a conversion rate of 66.67 shares of common stock for each share of Junior Preferred Stock).

We will continue to seek proposals from other parties with respect to a potential acquisition of our company. There can be no assurance, however, that these efforts will result in any agreement or transaction. Further, if we do enter into an agreement to be acquired, the value to be received by our common stockholders would likely be substantially less than the $3.00 per share contained in the terminated TMI agreement. We are also in preliminary discussions with interested parties regarding an investment of capital into our company. Again, there can be no assurance that such discussions will result in any agreement or transaction, or that any agreement or transaction would not be substantially dilutive to our stockholders. Furthermore, any potential transaction would be subject to the negotiation and execution of a definitive agreement and other related agreements, as well as to regulatory and other customary approvals and conditions, which may include stockholder approval and other factors including financing, and there can be no assurance that we would be successful in consummating any such transaction.

In the first quarter of 2008, we completed four wells that were drilled in 2007. The new wells are currently producing an aggregate of approximately 300 bopd, and are expected to produce substantially more once they have been acid stimulated, currently planned for the third quarter of 2008. Historically, acid stimulation has been required to optimize a newly completed well’s production. However, while wells in the Field that have been acid stimulated have shown improved flow rates, results have been inconsistent and we are not able to accurately predict the future performance of these new wells. Currently, we have 14 producing wells and six wells temporarily shut-in for work over.

Results of Operations

The following table presents selected operational and financial data for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007
Revenue, net (in thousands)	$15,252	$7,138
Number of barrels sold	221,355	266,437
Average price per barrel	$72.25	$28.19
Production (barrels)	188,588	316,164
Average daily production (barrels)	2,072	3,513

Revenue and oil production

Net revenues for the three months ended March 31, 2008 increased approximately $8.0 million, or 113%, over the comparable period of 2007 although the total volumes sold decreased. This is due primarily to the higher average price per bbl and the mix of export and domestic sales. For the three months ended March 31, 2008, we sold 221,355 bbls at an average price of $72.25 per bbl. Export sales accounted for approximately 176,930 bbls at an average price of $83.32 per bbl and domestic sales were approximately 44,425 bbls at an average price of $28.12 per bbl. In the first quarter of 2007, we sold 130,180 bbls in the export market at an average price of $31.22 per bbl and 136,258 bbls in the domestic market at an average price of $25.30 per bbl. In April 2007, we began export pipeline sales which have allowed us to receive a higher price per bbl as compared to export sales via rail where the purchaser is responsible for transportation costs, thus resulting in a higher discount from quoted crude oil prices. Additionally, crude oil prices on the quoted global exchanges were significantly higher on average in the first quarter of 2008 as compared to the first quarter of 2007.

The average number of producing wells increased from 10.4 wells in the first quarter of 2007 to 12.3 wells in the first quarter of 2008. Average daily production, however, decreased, due primarily to the lack of acid stimulation on newly completed wells, deferred workovers on existing wells and the delay of a pressure maintenance project because of a lack of sufficient operating funds, which has not allowed wells to flow at their optimal levels.

We recognize revenue from the sale of oil when the purchaser takes physical delivery of the oil. As of March 31, 2008, we had 18,817 bbls of oil in inventory that had not yet been sold, as compared to 59,373 bbls as of December 31, 2007.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of proved oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the first quarter of 2008, depletion of our proved oil and gas properties was $6.1 million, or $32.07 per bbl, as compared to $6.1 million, or $19.17 per bbl, for the first quarter of 2007. The increase is primarily due to the increase in the amount of costs being depleted as the number of wells completed and put into production has increased over the prior year’s quarter. The increase was partially offset by the approximate 40% decrease in production volumes in the first quarter of 2008 compared to the first quarter of 2007. Production volumes decreased by 127,576 bbls from the 316,164 bbls produced in the first quarter of 2007 as discussed above.

Depreciation expense for non-oil and gas property was $774,000 in the first quarter of 2008 as compared to $205,000 for the three months ended March 31, 2007. The increase is due primarily to the increase in capitalized costs for our central production facility, the connection to the regional pipeline system and other Field related assets that were completed in 2007 and began depreciating in the third quarter of 2007.

Transportation expense

For the three months ended March 31, 2008, transportation and storage costs were $1.5 million, or $6.72 per bbl, as compared to $1.1 million, or $3.58 per bbl, for the first quarter of 2007. The increase is due to the increase of export pipeline sales in the first quarter of 2008 for which we incur pipeline charges on the crude oil transported to the applicable ports of loading. Although transportation costs have increased, we realize higher sales prices per bbl for export pipeline sales as compared to export sales via rail where the customer is responsible for the transportation costs, thus resulting in a higher discount from quoted crude oil prices. When we export crude oil via rail we incur transportation costs to move the crude oil from the Field to the rail terminal and then storage costs at the rail terminal until the crude oil is loaded into railcars. Prior to the commissioning of our central production facility, we incurred costs at some of the terminals to remove salts and other impurities from the crude oil prior to shipment. All export sales in the first quarter of 2008 were via pipeline while all export sales in the first quarter of 2007 were via rail.

Operating and administrative expense - Kazakhstan

For the three month period ended March 31, 2008, operating and administrative expense in Kazakhstan was $4.6 million, as compared to $3.6 million for the same period in 2007. The increase between periods is primarily a result of a reduction of inventory between periods. Inventory decreased from 96,000 bbls in March of 2007 to approximately 18,800 bbls this quarter, resulting in an overall increase in operating expense of approximately $1.0 million. Also, in the three months ended March 2008, we had increased workover expenses of $89,000 compared to the same period in 2007.

General and administrative expense - Houston

For the three month period ended March 31, 2008, general and administrative expense in Houston was $2.6 million, as compared to $2.6 million for the three month period ended March 31, 2007. During the quarter ended March 31, 2008, we recognized approximately $225,000 in expenses related to delays in effectiveness of registration statements and legal expenses of $54,000 in connection with the proposed merger with TMI. These increases in expenses were offset by decreases in employee costs, including payroll and benefits, and stock-based compensation expense related to reduced staffing levels in the first quarter of 2008 as compared to the comparable quarter of 2007.

Interest expense

Interest expense, net of capitalized interest of $181,000, was $10.6 million for the three month period ended March 31, 2008 as compared to interest expense of $9.0 million, net of $1.8 million of capitalized interest, for the three month period ended March 31, 2007. This increase is primarily due to the decrease in the amount of interest capitalized in the first quarter of 2008 as compared to the same quarter of 2007. Capitalized interest decreased in the first quarter of 2008 primarily due to decreased drilling activity and the commissioning of our central production facility and related equipment and the connection to the regional pipeline system in the second half of 2007.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $56.2 million and a stockholders’ deficit of approximately $31.5 million at March 31, 2008. Approximately 89% of our accounts payable at March 31, 2008 have been outstanding more than 120 days. These matters raise substantial doubt about our ability to continue as a going concern. Included in our current liabilities is approximately $17.8 million in returns obligations incurred in connection with the issuance of our Junior Preferred Stock. However, the returns are not payable until the earlier of (i) the occurrence of a change of control of the Company (as defined in the certificate of designations, as amended, governing the Junior Preferred Stock) or (ii) June 18, 2008; provided, however, that if the returns become due and payable on June 18, 2008 in the absence of a change of control transaction, we may elect to satisfy our payment obligations by delivery of shares of our common stock valued at 97% of the common stock’s market value at such time. Additionally, there is approximately $5.7 million in preferred stock dividends that can be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

For the three months ended March 31, 2008 and 2007, our ongoing capital expenditures were $4.1 million and $44.8 million, respectively. Our primary sources of funding have been our private placement of Senior Secured Notes and warrants to purchase shares of our common stock in December 2005, the additional debt and shares of our common stock issued in May 2006, private placements of common stock, preferred stock and warrants and the exercise of previously issued warrants. The total capitalized cost attributable to the Field as of March 31, 2008 was $428.8 million, which includes $22.4 million of capitalized interest.

In March 2008 we terminated the Company’s merger agreement with TMI. We will continue to seek proposals from other parties with respect to a potential acquisition of our Company. There can be no assurance, however, that these efforts will result in any agreement or transaction. Further, if we do enter into an agreement to be acquired, the value to be received by our common stockholders may be substantially less than the $3.00 per share contained in the terminated agreement with TMI. We are also in preliminary discussions with interested parties regarding an investment of capital into our company. Again, there can be no assurance that such discussions will result in any agreement or transaction, or that any agreement or transaction would not be substantially dilutive to our stockholders. Furthermore, any potential transaction would be subject to the negotiation and execution of a definitive agreement and other related agreements, as well as to regulatory and other customary approvals and conditions, which may include stockholder approval and other factors including financing, and there can be no assurance that we would be successful in consummating any such transaction.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices hovered around $100 per bbl in the first quarter of 2008 and we have received substantially better prices for the crude oil we export as compared to the first quarter of 2007 when all of our export crude oil sales were via rail. With the commissioning of our central production facility, including a demercaptan unit, and proprietary connection to the regional pipeline system, we have been able to produce and export pipeline quality crude oil on a consistent basis.

We utilized much of our excess liquidity during the period in 2007 when the Field was shut-in to fund operating costs, overhead, scheduled interest payments and necessary capital expenditures. As a result, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and to meet other working capital obligations. We are currently carrying out a limited workover program in the Field to clean out paraffin deposits in wells and install continuous gas lift equipment in selected wells. At current production levels of approximately 2,100 bopd, and at the prices we currently receive, management believes we are able to generate sufficient cash flow to cover our operating costs, overhead and scheduled interest payments on our debt. However, as discussed above, we had a working capital deficit of $56.2 million at March 31, 2008, and do not have sufficient liquidity to carry out a full development program of the Field. Furthermore, no assurance can be given that production from the new wells and the cost cutting measures that have been instituted will result in sufficient additional cash flow to cover the working capital deficit and to fund continued Field development. If we are unable to either complete a strategic transaction, or if we are unable to increase production to a sufficient level, we will have to seek additional capital to fund interest payments, operating expenses and continued Field development. If we are unable to secure adequate additional capital, we may not be able to carry out the development plan for the Field, in which case our business, financial condition, results of operations and possibly our reported proved reserves would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. The impact of these policies and associated risks are discussed throughout Management’s Discussion and Analysis where such policies affect our reported and expected financial results. A complete discussion of our accounting policies is included in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

The net revenue interests used in this report are calculated using a sliding-scale royalty based on gross annual production payable to the Kazakhstan government during the period of the production contract relating to this license, and an additional 3.5% net revenue interest payable to a third party. Based on the forecast annual production, the government royalty rate will be between 2.0% to 2.2%.

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

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended March 31, 2008 and 2007, we capitalized approximately $181,000 and $1.8 million, respectively, of interest costs, which reduced our reported net interest expense to $10.6 million and $9.0 million, respectively.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. Consistent with its requirements, we adopted SFAS No. 157 as of January 1, 2008, except as it relates to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have a material impact on our consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of SFAS No. 161 to significantly impact our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Oil Prices

Our future success is dependent on our ability to produce crude oil economically and to transport and market our production either through export to international markets or within Kazakhstan. Our revenues and results of operations are significantly impacted by the prices we receive for the oil that we sell. Historically, crude oil prices have been subject to significant volatility in response to changes in supply, market uncertainty and a variety of other factors beyond our control. Crude oil prices are likely to continue to be volatile and this volatility makes it difficult to predict future oil price movements with any certainty. Declines in oil prices would reduce our revenues, and could also reduce the amount of oil that we can produce economically. As a result, this could have a material adverse effect on our business, financial condition and results of operations. Our crude oil sales in the international export market were based on prevailing market prices at the time of sale less applicable discounts due to transportation and quality.

Interest Rate Risk

At March 31, 2008, we had total debt outstanding of $274.8 million, net of unamortized debt discount of $15.2 million. The debt bears interest at a fixed rate of 12% per annum.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2008, and concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our exploration and development activities may not result in economic quantities of oil and gas.

Our success is dependent on finding, developing and producing economic quantities of oil and gas. We utilized much of excess liquidity during the period in 2007 when the Field was shut-in to fund operating costs, overhead, scheduled interest payments and necessary capital expenditures. As a result, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells.

In addition, even if we had the necessary resources, our drilling operations may not be successful in finding, developing and producing economic quantities of oil and gas. In addition, we may not be able to sustain production from wells that initially produce.

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

Our efforts will be unprofitable if we drill dry holes or wells that are productive but do not produce enough reserves to return a profit after drilling, operating and other costs. Further, our drilling operations may be curtailed, delayed or canceled, or subject to higher costs as a result of a variety of factors, including:

•	unexpected drilling conditions;

•	high pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	adverse weather conditions, such as winter snowstorms; and

•	increases in the cost of, or shortages or delays in the availability of, drilling rigs, equipment and qualified personnel.

Item 2.	Unregistered Sales of Equity Securities

In January 2008, a holder of warrants to purchase an aggregate of 150,000 shares of our common stock exercised such warrants. In connection with such exercise, the holder paid us $1.55, the exercise price of the warrants, resulting in proceeds to use of $232,500. We believe that these shares were issued in a nonpublic offering pursuant to transactions exempt under Section 4(2) of the Securities Act of 1933, as amended, due to, among other things, the limited number of exercising warrant holders.

Item 3.	Defaults Upon Senior Securities

Our Senior Preferred Stock and Junior Preferred Stock pay cumulative quarterly dividends payable at the option of the Company in additional shares of preferred stock, common stock (subject to the satisfaction of certain conditions set forth in our charter documents), cash (if allowed by the terms of our then-existing debt and preferred stock instruments), or any combination of additional shares of preferred stock, common stock and cash on January 1, April 1, July 1 and October 1 of each year. To date we have not paid the April 1, 2008 dividend of 20,780 shares of Senior Preferred Stock (and 2,303 shares of common stock in lieu of fractional shares of Senior Preferred Stock) and 36,270 shares of Junior Preferred Stock (and 1,918 shares of common stock in lieu of fractional shares of Junior Preferred Stock) on the outstanding shares of Senior Preferred Stock and Junior Preferred Stock, respectively.

Item 6.	Exhibits.

2.2	Waiver Letter, dated as of February 1, 2008, from the Company to TMI (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on March 31, 2008 and incorporated by reference herein).

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.
**	Pursuant to SEC Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

/s/ Earl W. McNiel
Date: May 9, 2008	Earl W. McNiel
Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

2.2	Waiver Letter, dated as of February 1, 2008, from the Company to TMI (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on March 31, 2008 and incorporated by reference herein).

31.1†	Rule 13a-14(a) Certification of Chief Executive Officer

31.2†	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

†	Filed herewith.
**	Pursuant to SEC Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.