Form 10-Q
period 2008-06-30
TRANSMERIDIAN EXPLORATION INC
filed 2008-08-11
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

As of August 6, 2008, the registrant had 117,092,229 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value information)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,891	$939
Accounts receivable	4,627	4,428
Crude oil inventory	589	1,057
Other current assets	573	261

Total current assets	13,680	6,685

Property and Equipment:
Property and equipment	417,102	428,741
Accumulated depreciation, depletion and amortization	(50,982)	(38,497)

Property and equipment, net	366,120	390,244

Other assets, net	7,901	9,347

	$387,701	$406,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$19,652	$23,728
Accrued liabilities	38,399	33,770

Total current liabilities	58,051	57,498

Long-term debt, net of discount of $13,834 and $16,648	276,166	273,352
Other long-term liabilities	4,243	4,208
Senior redeemable convertible preferred stock, net of discount of $1,895 and $2,157	46,405	42,076
Junior redeemable convertible preferred stock, net of discount of $18,137 and $20,104	52,937	43,961
Stockholders’ Deficit:
Preferred stock, $0.0006 par value per share, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 117,092 and 116,860 issued and outstanding	70	70
Additional paid-in capital	153,491	151,278
Accumulated deficit	(203,662)	(166,167)

Total stockholders’ deficit	(50,101)	(14,819)

	$387,701	$406,276

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Revenue from oil sales, net	$13,647	$11,237
Operating costs and expenses:
Exploration expense	—	209
Depreciation, depletion and amortization	5,663	5,364
Transportation expense	867	1,377
Operating and administrative expense – Kazakhstan	6,288	3,935
General and administrative expense – Houston	2,714	4,441

Total operating costs and expenses	15,532	15,326

Operating loss	(1,885)	(4,089)
Other income (expense):
Interest income	6	32
Interest expense, net of capitalized interest	(10,628)	(8,841)

Total other income (expense)	(10,622)	(8,809)

Net loss	(12,507)	(12,898)
Preferred dividends	(5,998)	(1,733)
Accretion of preferred stock discount	(1,127)	(153)

Net loss attributable to common stockholders	$(19,632)	$(14,784)

Basic and diluted loss per common share	$(0.17)	$(0.14)

Weighted average common shares outstanding, basic and diluted	116,705	107,930

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Revenue from oil sales, net	$28,899	$18,376
Operating costs and expenses:
Exploration expense	—	365
Depreciation, depletion and amortization	12,484	11,631
Transportation expense	2,375	2,509
Operating and administrative expense – Kazakhstan	10,851	7,520
General and administrative expense – Houston	5,305	7,003

Total operating costs and expenses	31,015	29,028

Operating loss	(2,116)	(10,652)
Other income (expense):
Interest income	14	147
Interest expense, net of capitalized interest	(21,277)	(17,850)

Total other income (expense)	(21,263)	(17,703)

Net loss	(23,379)	(28,355)
Preferred dividends	(11,885)	(3,382)
Accretion of preferred stock discount	(2,230)	(300)

Net loss attributable to common stockholders	$(37,494)	$(32,037)

Basic and diluted loss per common share	$(0.32)	$(0.31)

Weighted average common shares outstanding, basic and diluted	116,585	104,606

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net loss	$(23,379)	$(28,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	12,484	11,631
Amortization of debt financing costs	1,446	1,446
Debt discount amortization	2,814	2,814
Stock-based compensation expense	1,977	4,337
Accretion of asset retirement obligation	41	26
Loss (gain) on sale of assets	470	(15)
(Increase) decrease in accounts receivable	(198)	4,422
(Increase) decrease in crude oil inventory	468	(782)
Increase in other current assets	(312)	(122)
Increase in other assets	—	(275)
Increase (decrease) in accounts payable	(4,076)	20,542
Increase in accrued liabilities	3,821	3,390
Decrease in other long-term liabilities	(6)	(5)

Net cash provided by (used in) operating activities	(4,450)	19,054

Investing Activities:
Capital expenditures	(5,381)	(68,833)
Proceeds from disposal of assets	13,210	15
Other	3,341	—

Net cash provided by (used in) investing activities	11,170	(68,818)

Financing Activities:
Proceeds from sale of common stock, net	—	4,468
Proceeds from sale of junior preferred stock, net	—	53,338
Proceeds from exercise or sale of warrants	232	21,395
Proceeds from exercise of stock options	—	35
Increase in restricted cash	—	(33,000)

Net cash provided by financing activities	232	46,236

Net increase (decrease) in cash and cash equivalents	6,952	(3,528)
Cash and cash equivalents, beginning of period	939	12,193

Cash and cash equivalents, end of period	$7,891	$8,665

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash paid for:
Interest	$17,400	$17,400
Interest capitalized (non-cash)	(384)	(3,810)
Income taxes	—	—
Non-cash investing and financing transactions:
Issuance of preferred and common stock for preferred stock dividends	11,075	2,200
Accrued and unpaid dividends on convertible preferred stock	6,001	1,732
Asset retirement obligation	—	113
Accretion of preferred stock discount	2,230	300
Discount on issuance of junior preferred stock	—	19,663
Reclassification of asset held for sale	—	3,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

The accompanying consolidated financial statements of Transmeridian Exploration Incorporated and its subsidiaries (“we,” “our,” “us” or the “Company”) have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $44.4 million and a stockholders’ deficit of approximately $50.1 million at June 30, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Included in our current liabilities is approximately $17.8 million in returns obligations incurred in connection with the issuance of our 20% junior redeemable convertible preferred stock (“Junior Preferred Stock”). Certain holders of Junior Preferred Stock who are entitled to receive an aggregate of $13.9 million of the returns obligations have agreed to defer the due date of such returns obligations until the earlier of the closing of the tender offers or termination of the purchase agreements, discussed below. The remaining $3.9 million of returns obligations became due and payable on June 18, 2008. If and when any of the returns obligations are paid, we may elect to satisfy our payment obligations by delivery of shares of our common stock (the “Common Stock”) valued at 97% of the Common Stock’s market value at such time. Also included in current liabilities at June 30, 2008 is approximately $6.0 million in accrued preferred stock dividends that may be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

In March 2008, we terminated the Company’s merger agreement with Trans Meridian International, Inc. (“TMI”), a British Virgin Islands company formed by the Company’s Chairman and Chief Executive Officer, Lorrie T. Olivier. This action did not require the Company to pay any termination fee to TMI and is without any other liability to the Company. Termination of the definitive agreement with TMI resulted in a downward adjustment to the conversion price of our Junior Preferred Stock from the previous conversion price of $1.90 per share (equivalent to a conversion rate of 52.63 shares of Common Stock for each share of Junior Preferred Stock) to $1.50 per share (equivalent to a conversion rate of 66.67 shares of Common Stock for each share of Junior Preferred Stock).

As discussed in further detail in Note 3, “Investment Agreement,” the Company has entered into an Investment Agreement with United Energy Group Limited (“UEGL”), pursuant to which UEGL agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of 15% senior redeemable convertible preferred stock (“Senior Preferred Stock”) and Junior Preferred Stock and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements. The closing of the transactions is subject to certain conditions and approvals and there can be no assurance that the transactions will be consummated. Additionally, until the transactions are consummated or the Investment Agreement with UEGL is terminated, we are not permitted to seek proposals for competing transactions or investments.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices continued to increase during the second quarter of 2008 and we received substantially better prices for the crude oil we exported (all of which we exported by pipeline) as compared to the second quarter of 2007, when all of our export crude oil sales were via rail. With the commissioning of our central production facility, including a demercaptan unit, and proprietary connection to the regional pipeline system, we have been able to produce and export pipeline quality crude oil on a consistent basis.

We utilized much of our excess liquidity during the period in 2007 when the South Alibek Field (the “Field”) was shut-in to fund operating costs, overhead, scheduled interest payments and necessary capital expenditures. As a result, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and to meet other working capital obligations. During the first six months of 2008, we carried out a limited workover program in the Field to clean out paraffin deposits in wells and install artificial lift equipment in selected wells. At production levels experienced during the first six months of 2008 of approximately 1,874 barrels of oil per day (“bopd”), and at the prices we have received, we have been able to generate sufficient cash flow to cover our operating costs, overhead and scheduled interest payments on our debt. In addition, in June 2008 we sold certain surplus or obsolete equipment to UEGL for proceeds of $12.0 million. However, as discussed above, we had a working capital deficit of $44.4 million at June 30, 2008, and do not have sufficient liquidity to carry out a full development program of the Field. Furthermore, no assurance can be given that production levels can be sustained or increased from existing wells, or that the cost cutting measures that have been instituted will result in sufficient additional cash flow to cover the working capital deficit and to fund continued Field development. If we are unable to complete the transactions contemplated by the Investment Agreement with UEGL or another strategic transaction, or if we are unable to increase production to a sufficient level, we will have to seek additional capital to fund interest payments, operating expenses and continued Field development. If we are unable to secure adequate additional capital, we may not be able to carry out the development plan for the Field, in which case our business, financial condition, results of operations and possibly our reported proved reserves would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities; however, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. Consistent with its requirements, we adopted SFAS No. 157 as of January 1, 2008, except as it relates to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of SFAS No. 161 to significantly impact our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Note 3. Investment Agreement

On June 11, 2008, the Company entered into an Investment Agreement with UEGL (the “Investment Agreement”), pursuant to which UEGL agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of each of the Senior Preferred Stock and Junior Preferred Stock (together with the Senior Preferred Stock, the “Preferred Stock”) and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements.

In connection with the Investment Agreement and the transactions contemplated thereunder, on June 11, 2008, UEGL entered into (i) stock purchase agreements (the “Senior Purchase Agreements”) with certain holders (the “Key Senior Preferred Stockholders”) of the Senior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Senior Preferred Stock held by such holders in exchange for convertible bonds to be issued by UEGL (“UEGL Bonds”) to one such holder and $76 per share in cash to two other such holders, one of which has the option to elect to be paid in UEGL Bonds in lieu of the $76 per share cash payment and (ii) a stock purchase agreement (the “Junior Purchase Agreement” and, together with the Senior Purchase Agreements, the “Purchase Agreements”) with certain holders (the “Key Junior Preferred Stockholders” and, together with the Key Senior Preferred Stockholders, the “Key Preferred Stockholders”) of the Junior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Junior Preferred Stock held by such holders in exchange for $76 per share in cash plus certain additional returns or, at the election of such holders, a combination of cash and shares of the Common Stock valued at a price of $1.40 per share.

In connection with the Investment Agreement and the Purchase Agreements, UEGL has commenced a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of Preferred Stock that are not owned by the Key Preferred Stockholders for $76 per share in cash. The obligations of UEGL under the Tender Offer are subject to a minimum 90% acceptance threshold, which includes the shares to be purchased from the Key Preferred Stockholders.

Subject to the terms and conditions of the Investment Agreement, the Company has also commenced an exchange offer and consent solicitation pursuant to which the Company has offered to exchange the existing 12% Senior Secured Notes due 2010 (the “Senior Notes”) for new notes (the “New Notes”) and cash payments (the “Exchange Offer/Consent Solicitation”). The obligations of UEGL under the Investment Agreement, the Purchase Agreements and the Tender Offer are subject to a minimum 90% acceptance threshold for the Exchange Offer/Consent Solicitation (excluding any Senior Notes held by UEGL). The New Notes will not be offered pursuant to an effective registration statement. Therefore, the New Notes may not be offered or sold in the United States absent an exemption from the registration requirements of the Securities Act of 1933 and any applicable state securities laws.

The Investment Agreement and the transactions contemplated thereby are conditioned upon an amendment to and restatement of the Company’s amended and restated bylaws and amended and restated certificate of incorporation (the “Amendment to the Certificate of Incorporation”) to, among other things, increase the number of authorized shares of Common Stock to 500,000,000 and of preferred stock to 15,000,000 and to make certain other changes to permit the transactions. The Company will solicit proxies from the holders of Common Stock to vote in favor of the Amendment to the Certificate of Incorporation, among other things.

Upon the closing of the transactions described above and the satisfaction of other conditions to closing discussed below (the “Swap Closing”), UEGL will:

(1)	Pay into an escrow account the “First Tranche Price,” which amount will equal: (i) $151,215,804 minus (ii) (A) the number of shares of Preferred Stock acquired by UEGL in the transaction times (B) $100 minus (iii) the additional returns to be paid to the holders of Junior Preferred Stock (the “Additional Returns”);

(2)	Surrender to the Company all of the shares of Preferred Stock acquired by it;

(3)	Pay the Additional Returns to the holders of Junior Preferred Stock; and

(4)	Receive 1,512,158 shares of the Company’s series B-1 redeemable convertible preferred stock, par value $0.0006 per share (the “B-1 Preferred Stock”), at a conversion price of $1.40 per share (which share amount may be adjusted to up to 2,092,158 shares of B-1 Preferred Stock at or after the Swap Closing (or, in lieu of such additional 580,000 shares, New Notes) depending upon (i) UEGL’s election to exchange certain of the Company’s debt securities held by it and/or (ii) repayment to UEGL in the event that UEGL funds the Company’s cash payment obligations under the Exchange Offer/Consent Solicitation or the change of control offer for any outstanding Senior Notes).

Also at the Swap Closing, UEGL will:

(1)	Pay into the escrow account the “Second Tranche Price,” an amount equal to: (i) $62,289,696 minus (ii) if UEGL elects and the aggregate of the First Tranche Price and $62,289,696 exceeds $75,000,000 (any such excess, the “Capital Excess”), the amount of the Capital Excess;

(2)	Receive 622,897 shares of the Company’s series B-2 redeemable convertible preferred stock, par value $0.0006 per share (the “B-2 Preferred Stock”), at a conversion price of $1.84 per share, such total number of shares of B-2 Preferred Stock to be proportionately reduced by the Capital Excess UEGL elects not to pay;

(3)	Receive 10-year warrants to purchase 33,653,960 shares of Common Stock at $2.00 per share; and

(4)	Subject to certain events not having occurred, receive 10-year warrants to purchase 5,000,000 shares of Common Stock at $1.00 per share.

Cash proceeds placed in escrow at the Swap Closing will be disbursed in accordance with a capital requirements schedule, subject to review by an oversight committee of the Company’s board of directors appointed by UEGL. After the Swap Closing, the Company will redeem for cash the remaining shares of Preferred Stock not tendered to or purchased by UEGL. UEGL will have the right to exchange any Senior Notes or New Notes held by it or its affiliates for up to an additional 580,000 shares of B-1 Preferred Stock at a rate of $100 principal amount of Senior Notes per share of B-1 Preferred Stock. To the extent it retains Senior Notes, UEGL will exchange those Senior Notes for New Notes. If the Swap Closing occurs, the Company will also cause the issuer of the Senior Notes to make a change of control offer for the Senior Notes not exchanged for New Notes as required by the Indenture governing the Senior Notes, as amended. If UEGL funds the change of control offer, it will have the right to acquire shares of B-1 Preferred Stock at a rate of $100 per each share of B-1 Preferred Stock acquired or New Notes.

The closing of the transactions contemplated in the Investment Agreement is subject to specified conditions, including the consummation of the purchase of the Preferred Stock by UEGL under the Purchase Agreements, the consent of 66 2/3% of the outstanding shares of each class of Preferred Stock to amendments to their respective certificates of designation (to the extent and only if UEGL does not “beneficially own” at least 66 2/3% of the outstanding shares of such class of Preferred Stock), the closing of the Tender Offer, the closing of the Exchange Offer/Consent Solicitation, the written release of all the parties to the additional returns agreements of their rights under such agreements, receipt of any required government approvals, exchange approvals, various anti-trust approvals and other customary consents and approvals for a transaction of this size and nature.

Terms of New Preferred Stock

The B-1 Preferred Stock and B-2 Preferred Stock (collectively, the “New Preferred Stock”) to be issued to UEGL upon completion of the transactions will be issued in two series but, other than conversion price, will have substantially identical terms and conditions. The New Preferred Stock, which will have a liquidation preference of $100 per share, will be entitled to receive cumulative annual dividends of $15.00 per share, payable quarterly in cash (if permitted by the terms of the Company’s then-outstanding indebtedness and outstanding capital stock senior or equal in ranking to the New Preferred Stock), additional shares of New Preferred Stock or shares of Common Stock, in each case at the Company’s option and subject to the satisfaction of certain conditions. The annual dividend will decrease to a rate of $12.00 per share if the closing price of the Common Stock equals or exceeds 150% of the then-effective conversion price for at least 180 consecutive trading days.

Each share of the B-1 Preferred Stock will be convertible at any time at the option of the holder thereof into approximately 71.43 shares of Common Stock (based on the current conversion price of $1.40 per share of Common Stock) and each share of the B-2 Preferred Stock, will be convertible at any time at the option of the holder thereof into approximately 54.34 shares of Common Stock (based on the current conversion price of $1.84 per share of Common Stock). The conversion price and number of shares of Common Stock to be delivered upon conversion of the New Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions.

The New Preferred Stock will be redeemable at the holder’s option on the fifth anniversary date of issuance of the New Preferred Stock, in cash, at the liquidation preference (if permitted by the terms of the Company’s then-outstanding indebtedness and outstanding capital stock senior or equal in ranking to the New Preferred Stock), plus all accrued and unpaid dividends, or upon a change of control at a price per share equal to (i) (A) 110% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is equal to or less than the conversion price, or (B) 100% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is greater than the conversion price, plus (ii) accrued and unpaid dividends.

Holders of the New Preferred Stock will vote together with the holders of the Common Stock on an as-converted basis. Holders of the New Preferred Stock will have the right to elect a majority of the Company’s directors as long as their ownership on a fully diluted basis is equal to at least 50% of the Common Stock and provided that if UEGL’s ownership interest in the Company on an as-converted basis decreases, the number of directors UEGL has the right to designate will also decrease to conform to the new ownership percentage. If the Company fails to pay dividends on the New Preferred Stock or any stock ranking equally with the New Preferred Stock and having similar voting rights for two or more years or fails to redeem the New Preferred Stock at the holder’s election on the fifth anniversary of the issue date or in connection with a change of control, the holders of the New Preferred Stock and any stock ranking equally with the New Preferred Stock and having similar voting rights will have the right to elect two additional directors.

The New Preferred Stock will rank senior to the Common Stock, the Senior Preferred Stock and the Junior Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution. The New Preferred Stock will contain restrictive covenants related to the Company’s ability to incur indebtedness, make certain payments or investments and create restrictions on the ability of the Company and its subsidiaries to pay dividends, and will further provide for preemptive rights in favor of the holders of the New Preferred Stock with respect to certain securities offerings that the Company may make in the future.

Terms of Warrants

The warrants to be issued to UEGL will give it the right to acquire, for a ten year period, approximately 33.7 million shares of Common Stock at a price per share of $2.00, and, subject to certain conditions not having been met, 5.0 million shares of Common Stock at a price per share of $1.00. The warrants may be exercised by cashless exercise, and the exercise price is subject to anti-dilution adjustments for dividends, subdivisions, combinations and reclassifications of Common Stock and for other distributions, as well as for issuances of Common Stock for less than the then-current exercise price on a weighted-average basis.

Note 4. Notice of Default on Senior Notes

On June 18, 2008, the Company received a notice of default from the trustee under the indenture governing the Senior Notes asserting that we have failed to comply with certain covenants under the indenture, including failing to (i) provide an opinion of counsel covering, among other things, the necessity of recordings, registrations, filings, re-recordings, re-registrations and refilings to maintain the effectiveness of certain liens created in connection with the indenture, (ii) deliver a compliance certificate from our independent public accountants and (iii) make the June 15, 2008 interest payment on the Senior Notes. Although we made the interest payment due June 15, 2008 within the applicable grace period, the other defaults have not yet been cured. In the event that the opinion of counsel or the independent public accountant’s compliance certificate is not delivered to the trustee within 60 days of June 18, 2008 or such defaults are not waived by holders of the Senior Notes, such default would mature into an event of default under the indenture and the trustee, by notice to us, or the holders of at least 25% in principal amount of the Senior Notes, by notice to us and the trustee, may declare the principal, premium, accrued and unpaid interest and certain additional amounts on the Senior Notes to be due and payable immediately. The Company intends to provide the indenture trustee with the other specified items and cure the alleged default within the applicable grace period.

Note 5. Redeemable Convertible Preferred Stock

In January and May 2008, we issued 19,885 and 20,780 shares, respectively, of Senior Preferred Stock and 33,815 and 36,270 shares, respectively, of Junior Preferred Stock for the payment of dividends on our Senior Preferred Stock and Junior Preferred Stock.

Note 6. Stockholders’ Equity

In January 2008, a holder of warrants to purchase an aggregate of 150,000 shares of our common stock exercised such warrants. In connection with such exercise, we received proceeds of $232,500.

In January 2008, we issued 2,391 shares of common stock for fractional dividend shares for the dividends paid on our Senior Preferred Stock and Junior Preferred Stock.

Note 7. Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued, and accretion of preferred stock discount. Diluted net loss per common share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into common stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2008 and 2007 excludes 32.2 million and 3.1 million common shares, respectively, and the calculation of diluted weighted average shares outstanding for the six months ended June 30, 2008 and 2007 excludes 32.2 million and 4.0 million common shares, respectively, issuable pursuant to outstanding stock options and warrants because their effect is anti-dilutive.

Note 8. Income Taxes

We account for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse. We have not recorded any deferred tax assets or income tax benefits from the net operating losses since inception because we do not believe the future realization of these assets is more likely than not to occur.

Note 9. Commitments and Contingencies

In July 2007, Canam Services, Inc. (“Canam”), a supplier of tubing products, filed suit in the 151st Judicial District Court of Harris County, Texas asserting a cause of action against us based upon alleged breach of a guaranty agreement covering certain accounts payable of Caspi Neft. The suit initially sought recovery from us in the amount of $2.0 million plus fees and costs. On September 5, 2007, we filed an answer denying each and every material allegation contained in the Canam complaint. Subsequently, Canam reduced the recovery amount to $757,000 plus interest, fees and costs. In July 2008, we entered into a settlement agreement with Canam, pursuant to which we paid a total of $832,000 and all claims were relinquished.

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

Note 10. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Oil and gas properties, successful efforts method	$412,974	$424,628
Drilling rig and related equipment	3,000	3,000
Transportation equipment	479	479
Office and technology equipment	649	634

	417,102	428,741
Accumulated depreciation, depletion and amortization	(50,982)	(38,497)

Property and equipment, net	$366,120	$390,244

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended June 30, 2008 and 2007, we capitalized approximately $202,000 and $2.0 million, respectively, of interest costs. During the six month periods ended June 30, 2008 and 2007, we capitalized approximately $384,000 and $3.8 million, respectively, of interest costs.

Other Assets

Other assets at June 30, 2008 consisted primarily of debt financing costs of $7.1 million, net of amortization, and a note receivable of $500,000 from an unrelated third party and a $275,000 deposit. At December 31, 2007, other assets consisted of debt financing costs of $8.6 million, net of amortization, and a note receivable of $500,000 from an unrelated third party and a $275,000 deposit.

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Interest	$1,450	$1,450
Dividends	6,001	5,194
Royalties	1,024	345
Rig rentals	2,738	2,738
Junior preferred stock returns obligations	17,750	17,750
Common stock registration costs	1,050	600
Proceeds received for common stock to be issued from exercise of warrants	3,980	3,980
Deferred revenue	4,267	1,541
Other	139	172

Total accrued liabilities	$38,399	$33,770

Note 11. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field and substantially all of our assets are located in Kazakhstan. For each of the three months and six months ended June 30, 2008 and 2007, substantially all of our results of operations consisted of revenues, operating, general and administrative expenses and other costs associated with our operations in Kazakhstan.

For the three months ended June 30, 2008, one customer accounted for approximately 95% of consolidated revenues. Three customers accounted for approximately 49%, 18% and 18%, respectively, of consolidated revenues for the three months ended June 30, 2007.

For the six months ended June 30, 2008, one customer accounted for approximately 93% of consolidated revenues. Four customers accounted for approximately 30%, 17%, 13% and 11%, respectively, of consolidated revenues for the six months ended June 30, 2007.

Note 12. Subsidiary Guarantors

In December 2005, Transmeridian Exploration Incorporated (“Parent”) and its wholly owned subsidiary Transmeridian Exploration Inc. (the “Issuer”) issued 250,000 units (the “Units”), consisting of an aggregate of (i) $250 million principal amount of senior secured notes due 2010 of the Issuer and (ii) warrants to purchase approximately 17.3 million shares of our Common Stock. Parent, Issuer and all of Parent’s material subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the senior secured notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. Substantially all of our assets are located in Kazakhstan and substantially all of our revenue, operating, general and administrative expenses and other costs were, and currently are, associated with the operations of Caspi Neft, our principal subsidiary, in Kazakhstan.

Presented below are summary condensed consolidating financial information as of June 30, 2008 and 2007 and for the three and six month periods ended June 30, 2008 and 2007.

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$2,318	$48	$5,524	$1	$—	$7,891
Other current assets	3,292	—	2,485	12	—	5,789

Total current assets	5,610	48	8,009	13	—	13,680
Property and equipment, net	52	—	362,522	3,546	—	366,120
Investment in and advances to subsidiaries	175,119	158,939	(297,753)	(4,093)	(32,212)	—
Other assets	275	7,126	—	500	—	7,901

	$181,056	$166,113	$72,778	$(34)	$(32,212)	$387,701

Total current liabilities	$29,280	$2,601	$26,170	$—	$—	$58,051
Debt	—	276,166	31,000	—	(31,000)	276,166
Other long-term liabilities	2,035	—	2,208	—	—	4,243
Senior redeemable convertible preferred stock	46,405	—	—	—	—	46,405
Junior redeemable convertible preferred stock	52,937	—	—	—	—	52,937
Stockholders’ equity	50,399	(112,654)	13,400	(34)	(1,212)	(50,101)

	$181,056	$166,113	$72,778	$(34)	$(32,212)	$387,701

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(457)	$14,104	$—	$13,647
Operating costs and expenses	2,723	233	12,576	—	15,532

Operating income (loss)	(2,723)	(690)	1,528	—	(1,885)
Other income (expense)	4	(10,830)	202	2	(10,622)

Net earnings (loss)	$(2,719)	$(11,520)	$1,730	$2	$(12,507)

	Six Months Ended June 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(955)	$29,854	$—	$28,899
Operating costs and expenses	5,323	516	25,176	—	31,015

Operating income (loss)	(5,323)	(1,471)	4,678	—	(2,116)
Other income (expense)	10	(21,659)	383	3	(21,263)

Net earnings (loss)	$(5,313)	$(23,130)	$5,061	$3	$(23,379)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash provided by (used in) operating activities	$(3,468)	$(17,387)	$16,405	$—	$(4,450)
Net cash provided by (used in) investing activities	(1)	—	11,301	(130)	11,170
Net cash provided by (used in) financing activities	4,883	17,429	(22,192)	112	232

Net increase (decrease) in cash	1,414	42	5,514	(18)	6,952
Cash and cash equivalents, beginning of the period	904	5	11	19	939

Cash and cash equivalents, end of the period	$2,318	$47	$5,525	$1	$7,891

Condensed Consolidating Balance Sheet (in thousands)

	As of June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$33,691	$2	$7,935	$37	$—	$41,665
Other current assets	3,247	—	1,902	6	—	5,155

Total current assets	36,938	2	9,837	43	—	46,820
Property and equipment, net	392	—	377,353	3,376	—	381,121
Investment in and advances to subsidiaries	150,940	195,082	(309,869)	(3,941)	(32,212)	—
Other assets	275	10,018	—	500	—	10,793

	$188,545	$205,102	$77,321	$(22)	$(32,212)	$438,734

Total current liabilities	$25,331	$1,577	$35,521	$—	$—	$62,429
Debt	—	270,538	31,000	—	(31,000)	270,538
Other long-term liabilities	2,035	—	1,997	—	—	4,032
Senior redeemable convertible preferred stock	43,453	—	—	—	—	43,453
Junior redeemable convertible preferred stock	33,675	—	—	—	—	33,675
Stockholders’ equity	84,051	(67,013)	8,803	(22)	(1,212)	24,607

	$188,545	$205,102	$77,321	$(22)	$(32,212)	$438,734

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(358)	$11,595	$—	$11,237
Operating costs and expenses	4,401	324	10,601	—	15,326

Operating income (loss)	(4,401)	(682)	994	—	(4,089)
Other income (expense)	15	(10,829)	2,004	1	(8,809)

Net earnings (loss)	$(4,386)	$(11,511)	$2,998	$1	$(12,898)

	Six Months Ended June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(575)	$18,951	$—	$18,376
Operating costs and expenses	6,947	733	21,344	4	29,028

Operating income (loss)	(6,947)	(1,308)	(2,393)	(4)	(10,652)
Other income (expense)	108	(21,638)	3,825	2	(17,703)

Net earnings (loss)	$(6,839)	$(22,946)	$1,432	$(2)	$(28,355)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Six Months Ended June 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash provided by (used in) operating activities	$1,093	$(18,196)	$36,267	$(110)	$19,054
Net cash used in investing activities	(3)	—	(68,801)	(14)	(68,818)
Net cash provided by (used in) financing activities	(10,703)	17,630	39,295	14	46,236

Net increase (decrease) in cash	(9,613)	(566)	6,761	(110)	(3,528)
Cash and cash equivalents, beginning of the period	10,304	568	1,174	147	12,193

Cash and cash equivalents, end of the period	$691	$2	$7,935	$37	$8,665

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In March 2008, we terminated the Company’s merger agreement with Trans Meridian International, Inc. (“TMI”), a British Virgin Islands company formed by the Company’s Chairman and Chief Executive Officer, Lorrie T. Olivier. This action did not require the Company to pay any termination fee to TMI and is without any other liability to the Company. Termination of the definitive agreement with TMI resulted in a downward adjustment to the conversion price of our 20% junior redeemable convertible preferred stock (the “Junior Preferred Stock”) from the previous conversion price of $1.90 per share (equivalent to a conversion rate of 52.63 shares of our common stock (the “Common Stock”) for each share of Junior Preferred Stock) to $1.50 per share (equivalent to a conversion rate of 66.67 shares of Common Stock for each share of Junior Preferred Stock).

In June 2008, the Company entered into an Investment Agreement with United Energy Group Limited (“UEGL”) (the “Investment Agreement”) pursuant to which UEGL agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of its 15% senior redeemable convertible preferred stock (the “Senior Preferred Stock” and, together with Junior Preferred Stock, the “Preferred Stock”) and Junior Preferred Stock and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements. The closing of the transactions is subject to certain conditions and approvals and there can be no assurance that the transactions will be consummated. Additionally, until the transactions are consummated or the Investment Agreement with UEGL is terminated, we are not permitted to seek proposals for competing transactions or investments.

In the first quarter of 2008, we completed four wells that were drilled in 2007. The new wells initially produced at an aggregate rate of approximately 300 barrels of oil per day (“bopd”) and are expected to produce substantially more once they have been acid stimulated, currently planned for the third quarter of 2008. Historically, acid stimulation has been required to optimize a newly completed well’s production. However, while wells in the South Alibek field in Western Kazakhstan (the “Field”) that have been acid stimulated have shown improved flow rates, results have been inconsistent and we are not able to accurately predict the future performance of these new wells. Currently, we have 13 producing wells and seven wells temporarily shut-in for workover.

Results of Operations

The following table presents selected operational and financial data for the three and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue, net (in thousands)	$13,647	$11,237	$28,899	$18,376
Number of barrels sold	148,963	230,341	370,318	496,779
Average price per barrel	$96.11	$51.27	$81.84	$38.89
Production (barrels)	152,506	223,080	341,094	539,243
Average daily production (barrels)	1,676	2,451	1,874	2,979

Oil revenue

Net revenue for the three months ended June 30, 2008 increased $2.4 million, or approximately 21%, over the comparable period of 2007 although the total volume sold decreased. This is due primarily to the higher average price per barrel (“bbl”) and the mix of export and domestic sales. We sold 148,963 bbls in the second quarter of 2008 at an average price of $96.11 per bbl. For the second quarter of 2008, export sales were 122,956 bbls at an average price of $110.60 per bbl and domestic sales were 26,007 bbls at an average price of $27.56 per bbl. This compares to the second quarter of 2007, when we sold a total of 230,341 bbls at an average price of $51.27 per bbl. Export sales totaled 178,232 bbls at an average price of $58.55 per bbl and domestic sales were 52,109 bbls at an average price of $26.36 per bbl in the second quarter of 2007. In April 2007, we began export pipeline sales, which have allowed us to receive a higher price per bbl as compared to export sales via rail. In export sales via rail, the purchaser is responsible for transportation costs, thus resulting in a higher discount from quoted crude oil prices. Additionally, crude oil prices on the quoted global exchanges were significantly higher on average in the second quarter of 2008 as compared to the second quarter of 2007.

For the six months ended June 30, 2008, we sold 370,318 bbls at an average price of $81.84 per bbl as compared to 496,779 bbls at an average price of $38.89 per bbl during the comparable period of 2007. Export sales totaled 299,886 bbls at an average price of $94.51 per bbl, while domestic sales were 70,432 bbls at an average price of $27.92 per bbl, for the six months ended June 30, 2008. For the six months ended June 30, 2007, export sales totaled 308,412 bbls at an average price of $47.02 per bbl, while domestic sales were 188,367 bbls at an average price of $25.59 per bbl. The increase in revenue was also driven by higher average price per bbl and the mix of export and domestic sales.

The average number of producing wells increased from 12.0 wells in the second quarter of 2007 to 17.1 wells in the second quarter of 2008. Average daily production, however, decreased, due primarily to the lack of acid stimulation on newly completed wells, deferred workovers on existing wells and the delay of a pressure maintenance project because of a lack of sufficient operating funds. As a result, management believes that wells have not flowed at their optimal levels in the second quarter of 2008.

We recognize revenue from the sale of oil when the purchaser takes physical delivery of the oil. As of June 30, 2008, we had 13,424 bbls of oil in inventory that had not yet been sold, as compared to 59,373 bbls as of December 31, 2007.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the second quarter of 2008, DD&A of oil and gas properties was $4.9 million, or $31.98 per bbl, as compared to $5.1 million, or $23.03 per bbl, for the second quarter of 2007. The decrease in total DD&A is primarily due to the reduced production volumes, as discussed above, while the increase on a per barrel basis is primarily due to the increase in the amount of costs being depleted as the number of wells completed and placed in production has increased over the prior year period.

For the six months ended June 30, 2008, DD&A of oil and gas properties was $10.9 million, or $32.03 per bbl, as compared to $11.2 million, or $20.77 per bbl for the six months ended June 30, 2007. The decrease in total DD&A is primarily due to reduced production volumes, as discussed above, while the increase on a per barrel basis is primarily due to the increase in the amount of costs being depleted as the number of wells completed and placed in production has increased over the prior year period.

Depreciation expense for non-oil and gas property was $786,000 for the three months ended June 30, 2008 as compared to $225,000 for the comparable period in 2007. For the six months ended June 30, 2008, depreciation expense for non-oil and gas property was $1.6 million as compared to $430,000 for the comparable period of 2007. The increase is due primarily to the increase in capitalized costs for our central production facility, the connection to the regional pipeline system and other Field related assets that were completed in 2007 and began depreciating in the third quarter of 2007.

Transportation expense

For the three months ended June 30, 2008, transportation and storage costs were approximately $867,000, or $5.63 per bbl, as compared to $1.4 million, or $6.73 per bbl, for the second quarter of 2007. The decrease is due primarily to lower production and sales volumes during the three months ended June 30, 2008 as compared to the same period in 2007. For the six months ended June 30, 2008, transportation and storage costs were $2.4 million, or $6.28 per bbl, as compared to $2.5 million, or $5.28 per bbl, for the comparable period of 2007. Production and sales volumes were lower in the first six months of 2008 as compared to the first six months of 2007; however, all export sales during the first half of 2008 were via pipeline while the majority of export sales during the first half of 2007 were via rail. We incur higher transportation costs, and higher sales prices, for pipeline exports than for rail exports.

Operating and administrative expense—Kazakhstan

For the three month period ended June 30, 2008, operating and administrative expense in Kazakhstan was $6.3 million, as compared to $3.9 million for the same period in 2007. The increase between periods is primarily a result of a reduction in inventory between periods as well as the impact of a new excise tax on exports in Kazakhstan. Inventory decreased from 80,600 bbls at June 30, 2007 to approximately 13,400 bbls at June 30, 2008, resulting in an overall increase in operating expense of approximately $1.2 million. The excise tax on oil exports resulted in additional expense of $998,000 for the three and six months ended June 2008. In addition, we incurred increased workover expenses of $130,000 and $423,000, in the three and six months ended June 2008, respectively, as compared to the same periods in 2007.

For the six months ended June 30, 2008, operating and administrative expenses were $10.8 million, as compared to $7.5 million for the comparable period in 2007. As discussed above, the increase between periods is primarily a result of a reduction of inventory between periods, the impact of the new excise tax on exports and increased workover expenses.

General and administrative expense—Houston

For the three month period ended June 30, 2008, general and administrative expense in Houston was $2.7 million, as compared to $4.4 million for the three month period ended June 30, 2007. For the six months ended June 30, 2008, general and administrative expense in Houston was $5.3 million, as compared to $7.0 million for the comparable period in 2007. The decreases are due to decreases in employee costs, including payroll and benefits, and stock-based compensation expense related to reduced staffing levels in the three and six month periods ended June 30, 2008 as compared to the comparable periods in 2007.

Interest expense

Interest expense, net of capitalized interest of $202,000, for the three month period ended June 30, 2008 was $10.6 million, as compared to interest expense of $8.8 million, net of $2.0 million of capitalized interest, for the three month period ended June 30, 2007. For the six months ended June 30, 2008, interest expense was $21.3 million, net of capitalized interest of $384,000, as compared to interest expense of $17.8 million, net of capitalized interest of $3.8 million, for the six months ended June 30, 2007. This increase is primarily due to the decrease in the amount of interest capitalized in the first six months of 2008 as compared to the same period in 2007. Capitalized interest decreased in the first six months of 2008 primarily due to decreased drilling activity and the commissioning of our central production facility and related equipment and the connection to the regional pipeline system in the second half of 2007.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $44.4 million and a stockholders’ deficit of approximately $50.1 million at June 30, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Included in our current liabilities is approximately $17.8 million in returns obligations incurred in connection with the issuance of our Junior Preferred Stock. Certain holders of Junior Preferred Stock who are entitled to receive an aggregate of $13.9 million of the returns obligations have agreed to defer the due date of such returns obligations until the earlier of the closing of the tender offers or termination of the purchase agreements, discussed below. The remaining $3.9 million of returns obligations became due and payable on June 18, 2008. If and when any of the returns obligations are paid, we may elect to satisfy our payment obligations by delivery of shares of Common Stock valued at 97% of the Common Stock’s market value at such time. Also included in current liabilities at June 30, 2008, is approximately $6.0 million in preferred stock dividends that can be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

For the six months ended June 30, 2008 and 2007, our ongoing capital expenditures were $5.4 million and $68.8 million, respectively. Our primary sources of funding have been our private placement of senior secured notes due 2010 of Transmeridian Exploration Inc. (the “Senior Notes”) and warrants to purchase shares of our Common Stock in December 2005, the additional debt and shares of our Common Stock issued in May 2006, private placements of Common Stock, preferred stock and warrants and the exercise of previously issued warrants. The total capitalized cost attributable to the Field as of June 30, 2008 was $413.0 million, which includes $22.6 million of capitalized interest.

As discussed in further detail under “Investment Agreement” below, the Company has entered into the Investment Agreement with UEGL, pursuant to which UEGL agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the outstanding shares of each of the Senior Preferred Stock and Junior Preferred Stock of the Company and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements. The closing of the transactions is subject to certain conditions and approvals and there can be no assurance that the transactions will be consummated. Additionally, until the transactions are consummated or the Investment Agreement with UEGL is terminated, we are not permitted to seek proposals for competing transactions or investments.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices continued to increase during the second quarter of 2008 and we received substantially better prices for the crude oil we exported (all of which we exported by pipeline) as compared to the second quarter of 2007 when all of our export crude oil sales were via rail. With the commissioning of our central production facility, including a demercaptan unit, and proprietary connection to the regional pipeline system, we have been able to produce and export pipeline quality crude oil on a consistent basis.

We utilized much of our excess liquidity during the period in 2007 when the Field was shut-in to fund operating costs, overhead, scheduled interest payments and necessary capital expenditures. As a result, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and to meet other working capital obligations.

During the first six months of 2008, we carried out a limited workover program in the Field to clean out paraffin deposits in wells and install artificial lift equipment in selected wells. At production levels experienced during the first six months of 2008 of approximately 1,874 bopd, and at the prices we have received, we have been able to generate sufficient cash flow to cover our operating costs, overhead and scheduled interest payments on our debt. In addition, in June 2008 we sold certain surplus or obsolete equipment to UEGL for proceeds of $12.0 million. However, as discussed above, we had a working capital deficit of $44.4 million at June 30, 2008, and do not have sufficient liquidity to carry out a full development program of the Field. Furthermore, no assurance can be given that production levels can be sustained or increased from existing wells, or that the cost cutting measures that have been instituted will result in sufficient additional cash flow to cover the working capital deficit and to fund continued Field development. If we are unable to complete the transactions contemplated by the Investment Agreement with UEGL or another strategic transaction, or if we are unable to increase production to a sufficient level, we will have to seek additional capital to fund interest payments, operating expenses and continued Field development. If we are unable to secure adequate additional capital, we may not be able to carry out the development plan for the Field, in which case our business, financial condition, results of operations and possibly our reported proved reserves would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Investment Agreement

On June 11, 2008, the Company entered into the Investment Agreement with UEGL, pursuant to which UEGL agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of each of the Senior Preferred Stock and Junior Preferred Stock and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements.

In connection with the Investment Agreement and the transactions contemplated thereunder, on June 11, 2008, UEGL entered into (i) stock purchase agreements (the “Senior Purchase Agreements”) with certain holders (the “Key Senior Preferred Stockholders”) of the Senior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Senior Preferred Stock held by such holders in exchange for convertible bonds to be issued by UEGL (“UEGL Bonds”) to one such holder and $76 per share in cash to two other such holders, one of which has the option to elect to be paid in UEGL Bonds in lieu of the $76 per share cash payment and (ii) a stock purchase agreement (the “Junior Purchase Agreement” and together with the Senior Purchase Agreement, the “Purchase Agreements”) with certain holders (the “Key Junior Preferred Stockholders” and, together with the Key Senior Preferred Stockholders, the “Key Preferred Stockholders”) of the Junior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Junior Preferred Stock held by such holders in exchange for $76 per share in cash plus certain additional returns or, at the election of such holders, a combination of cash and shares of our Common Stock valued at a price of $1.40 per share.

In connection with the Investment Agreement and the Purchase Agreements, UEGL has commenced a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of Preferred Stock that are not owned by the Key Preferred Stockholders for $76 per share in cash. The obligations of UEGL under the Tender Offer are subject to a minimum 90% acceptance threshold, which includes the shares to be purchased from the Key Preferred Stockholders.

Subject to the terms and conditions of the Investment Agreement, the Company has also commenced an exchange offer and consent solicitation pursuant to which the Company has offered to exchange the existing Senior Notes for new notes (the “New Notes”) and cash payments (the “Exchange Offer/Consent Solicitation”). The obligations of UEGL under the Investment Agreement, the Purchase Agreements and the Tender Offer are subject to a minimum 90% acceptance threshold for the Exchange Offer/Consent Solicitation (excluding any Senior Notes held by UEGL). The New Notes will not be offered pursuant to an effective registration statement. Therefore, the New Notes may not be offered or sold in the United States absent an exemption from the registration requirements of the Securities Act of 1933 and any applicable state securities laws.

The Investment Agreement and the transactions contemplated thereby are conditioned upon an amendment to and restatement of the Company’s amended and restated bylaws and amended and restated certificate of incorporation (the “Amendment to the Certificate of Incorporation”) to, among other things, increase the number of authorized shares of Common Stock to 500,000,000 and of preferred stock to 15,000,000 and to make certain other changes to permit the transactions. The Company will solicit proxies from the holders of Common Stock to vote in favor of the Amendment to the Certificate of Incorporation, among other things.

Upon the closing of the transactions described above and the satisfaction of other conditions to closing discussed below (the “Swap Closing”), UEGL will:

(1)	Pay into an escrow account the “First Tranche Price,” which amount will equal: (i) $151,215,804 minus (ii) (A) the number of shares of Preferred Stock acquired by UEGL in the transaction times (B) $100 minus (iii) the additional returns to be paid to the holders of Junior Preferred Stock (the “Additional Returns”);

(2)	Surrender to the Company all of the shares of Preferred Stock acquired by it;

(3)	Pay the Additional Returns to the holders of Junior Preferred Stock; and

(4)	Receive 1,512,158 shares of the Company’s series B-1 redeemable convertible preferred stock, par value $0.0006 per share (the “B-1 Preferred Stock”) at a conversion price of $1.40 per share (which share amount may be adjusted to up to 2,092,158 shares of B-1 Preferred Stock at or after the Swap Closing (or, in lieu of such additional 580,000 shares, New Notes) depending upon (i) UEGL’s election to exchange certain of the Company’s debt securities held by it and/or (ii) repayment to UEGL in the event that UEGL funds the Company’s cash payment obligations under the Exchange Offer/Consent Solicitation or the change of control offer for any outstanding Senior Notes).

Also at the Swap Closing, UEGL will:

(1)	Pay into the escrow account the “Second Tranche Price,” an amount equal to: (i) $62,289,696 minus (ii) if UEGL elects and the aggregate of the First Tranche Price and $62,289,696 exceeds $75,000,000 (any such excess, the “Capital Excess”), the amount of the Capital Excess;

(2)	Receive 622,897 shares of the Company’s series B-2 redeemable convertible preferred stock, par value $0.0006 per share (the “B-2 Preferred Stock”), at a conversion price of $1.84 per share, such total number of shares of B-2 Preferred Stock to be proportionately reduced by the Capital Excess UEGL elects not to pay;

(3)	Receive 10-year warrants to purchase 33,653,960 shares of Common Stock at $2.00 per share; and

(4)	Subject to certain events not having occurred, receive 10-year warrants to purchase 5,000,000 shares of Common Stock at $1.00 per share.

Cash proceeds placed in escrow at the Swap Closing will be disbursed in accordance with a capital requirements schedule, subject to review by an oversight committee of the Company’s board of directors appointed by UEGL. After the Swap Closing, the Company will redeem for cash the remaining shares of Preferred Stock not tendered to or purchased by UEGL. UEGL will have the right to exchange any Senior Notes or New Notes held by it or its affiliates for up to an additional 580,000 shares of B-1 Preferred Stock at a rate of $100 principal amount of Senior Notes per share of B-1 Preferred Stock. To the extent it retains Senior Notes, UEGL will exchange those Senior Notes for New Notes. If the Swap Closing occurs, the Company will also cause the issuer of the Senior Notes to make a change of control offer for the Senior Notes not exchanged for New Notes as required by the Indenture governing the Senior Notes, as amended. If UEGL funds the change of control offer, it will have the right to acquire shares of B-1 Preferred Stock at a rate of $100 per each share of B-1 Preferred Stock acquired or New Notes.

The closing of the transactions contemplated in the Investment Agreement is subject to specified conditions, including the consummation of the purchase of the Preferred Stock by UEGL under the Purchase Agreements, the consent of 66 2/3% of the outstanding shares of each class of Preferred Stock to amendments to their respective certificates of designation (to the extent and only if UEGL does not “beneficially own” at least 66 2/3% of the outstanding shares of such class of Preferred Stock), the closing of the Tender Offer, the closing of the Exchange Offer/Consent Solicitation, the written release of all the parties to the additional returns agreements of their rights under such agreements, receipt of any required government approvals, exchange approvals, various anti-trust approvals and other customary consents and approvals for a transaction of this size and nature.

Terms of New Preferred Stock

The B-1 Preferred Stock and B-2 Preferred Stock (collectively, the “New Preferred Stock”) to be issued to UEGL upon completion of the transactions will be issued in two series but, other than conversion price, will have substantially identical terms and conditions. The New Preferred Stock, which will have a liquidation preference of $100 per share, will be entitled to receive cumulative annual dividends of $15.00 per share, payable quarterly in cash (if permitted by the terms of the Company’s then-outstanding indebtedness and outstanding capital stock senior or equal in ranking to the New Preferred Stock), additional shares of New Preferred Stock or shares of Common Stock, in each case at the Company’s option and subject to the satisfaction of certain conditions. The annual dividend will decrease to a rate of $12.00 per share if the closing price of the Common Stock equals or exceeds 150% of the then-effective conversion price for at least 180 consecutive trading days.

Each share of the B-1 Preferred Stock will be convertible at any time at the option of the holder thereof into approximately 71.43 shares of Common Stock (based on the current conversion price of $1.40 per share of Common Stock) and each share of the B-2 Preferred Stock, will be convertible at any time at the option of the holder thereof into approximately 54.34 shares of Common Stock (based on the current conversion price of $1.84 per share of Common Stock). The conversion price and number of shares of Common Stock to be delivered upon conversion of the New Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions.

The New Preferred Stock will be redeemable at the holder’s option on the fifth anniversary date of issuance of the New Preferred Stock, in cash, at the liquidation preference (if permitted by the terms of the Company’s then-outstanding indebtedness and outstanding capital stock senior or equal in ranking to the New Preferred Stock) plus all accrued and unpaid dividends, or upon a change of control at a price per share equal to (i) (A) 110% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is equal to or less than the conversion price, or (B) 100% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is greater than the conversion price, plus (ii) accrued and unpaid dividends.

Holders of the New Preferred Stock will vote together with the holders of the Common Stock on an as-converted basis. Holders of the New Preferred Stock will have the right to elect a majority of the Company’s directors as long as their ownership on a fully diluted basis is equal to at least 50% of the Common Stock and provided that if UEGL’s ownership interest in the Company on an as-converted basis decreases, the number of directors UEGL has the right to designate will also decrease to conform to the new ownership percentage. If the Company fails to pay dividends on the New Preferred Stock or any stock ranking equally with the New Preferred Stock and having similar voting rights for two or more years or fails to redeem the New Preferred Stock at the holder’s election on the fifth anniversary of the issue date or in connection with a change of control, the holders of the New Preferred Stock and any stock ranking equally with New Preferred Stock and having similar voting rights will have the right to elect two additional directors.

The New Preferred Stock will rank senior to the Common Stock, the Senior Preferred Stock and the Junior Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution. The New Preferred Stock will contain restrictive covenants related to the Company’s ability to incur indebtedness, make certain payments or investments and create restrictions on the ability of the Company and its subsidiaries to pay dividends, and will further provide for preemptive rights in favor of the holders of the New Preferred Stock with respect to certain securities offerings that the Company may make in the future.

Terms of Warrants

The warrants to be issued to UEGL will give it the right to acquire, for a ten year period, approximately 33.7 million shares of Common Stock at a price per share of $2.00, and, subject to certain conditions not having been met, 5.0 million shares of Common Stock at a price per share of $1.00. The warrants may be exercised by cashless exercise, and the exercise price is subject to anti-dilution adjustments for dividends, subdivisions, combinations and reclassifications of Common Stock and for other distributions, as well as for issuances of Common Stock for less than the then-current exercise price on a weighted-average basis.

Notice of Default on Senior Notes

On June 18, 2008, we received a notice of default from the trustee under the indenture governing the Senior Notes asserting that we have failed to comply with certain covenants under the indenture, including failing to (i) provide an opinion of counsel covering, among other things, the necessity of recordings, registrations, filings, re-recordings, re-registrations and refilings to maintain the effectiveness of certain liens created in connection with the indenture, (ii) deliver a compliance certificate from our independent public accountants and (iii) make the June 15, 2008 interest payment on the Senior Notes. Although we made the interest payment due June 15, 2008 within the applicable grace period, the other defaults have not yet been cured. In the event that the opinion of counsel or the independent public accountant’s compliance certificate is not delivered to the trustee within 60 days of June 18, 2008 or such defaults are not waived by holders of the Senior Notes, such default would mature into an event of default under the indenture and the trustee, by notice to us, or the holders of at least 25% in principal amount of the Senior Notes, by notice to us and the trustee, may declare the principal, premium, accrued and unpaid interest and certain additional amounts on the Senior Notes to be due and payable immediately. We intend to provide the indenture trustee with the other specified items and cure the alleged default within the applicable grace period.

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

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study. A qualified independent petroleum engineering firm was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with the Securities and Exchange Commission (“SEC”) guidelines. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. Our oil and gas reserve data represent estimates only and are not intended to be a forecast of the fair market value of our assets.

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

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended June 30, 2008 and 2007, we capitalized approximately $202,000 and $2.0 million, respectively, of interest costs, which reduced our reported net interest expense to $10.6 million and $8.8 million, respectively. During the six months ended June 30, 2008 and 2007, we capitalized approximately $384,000 and $3.8 million, respectively, of interest costs, which reduced our reported net interest expense to $21.3 million and $17.8 million, respectively.

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

Interest Rate Risk

At June 30, 2008, we had total debt outstanding of $276.2 million, net of unamortized debt discount of $13.8 million. The debt bears interest at a fixed rate of 12% per annum.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2008, and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

In April 2008, our Chief Accounting Officer resigned from the Company, although he continued to assist us with accounting, financial reporting and internal controls on a consulting basis through May 2008. Since then, our Chief Financial Officer has assumed the duties formerly performed by our Chief Accounting Officer. We are currently seeking a full or part-time employee or consultant to take over these duties. There have been no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have a history of losses and are experiencing a current and severe cash flow shortage.

We have a history of losses. We incurred net losses of approximately $20.5 million, $53.2 million and $57.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. Our failure to achieve profitability in the future could adversely affect our ability to meet our obligations as they mature and our ability to raise additional capital and, accordingly, our ability to continue our exploration and development program and grow our business.

We currently have an immediate and severe cash flow shortage, which, if not remedied, may cause us to cease operations. As part of the Investment Agreement, UEGL will invest approximately $75 million in the Company. However, even with this capital infusion, there is a significant possibility we will not become cash flow positive within the near-term or ever. Specifically, we cannot assure you that, even with the investment from UEGL, we will be able to increase production sufficiently at the Field in order to generate sufficient revenue and cash flow to become cash flow positive and return to profitability. If we are unable to increase our oil production, we may have to cease operations.

The transactions contemplated by the Investment Agreement may not be completed successfully, or may require changes to the current contemplated structure, in which case we would be adversely affected.

The successful completion of the transactions contemplated by the Investment Agreement (the “Transactions”) is subject to the satisfaction of various closing conditions, including conditions such as regulatory and other consents and approvals that are not entirely within our control. If the Transactions are not completed, we will not receive the anticipated benefits of the Transactions, including the cash infusion from UEGL, and as a result, our financial condition and ability to operate our business would be adversely affected. Additionally, if the various closing conditions to the Transactions are not satisfied or waived, we and UEGL may decide to renegotiate the documents and agreements governing the Transactions or otherwise restructure the Transactions. We cannot assure you that we would be successful in renegotiating or restructuring the Transactions, and any such change to the contemplated structure of the Transactions may result in additional costs to us or otherwise be materially adverse to us.

Additionally, increased demands on our management team as a result of pursuing the completion of the Transactions could distract management’s attention from operating our business. As a result of the above and because of other reasons, the financial, operating and other benefits we expect will result from the completion of the Transactions may not occur.

United Energy Group Limited may exert substantial influence over us.

As of June 11, 2008, UEGL beneficially owns approximately 25.8% of our Common Stock. If we are successful in completing the Transactions, UEGL’s beneficial ownership of our Common Stock could increase to up to approximately 60% of our Common Stock and UEGL will have the right to elect a majority of our board of directors. Therefore, upon consummation of the Transactions, UEGL will have the ability to exert substantial influence with respect to all matters submitted to a vote of our shareholders and to dictate the management of our business and affairs, which could have a material impact on our business, financial condition and results of operations. In addition, the interests of UEGL, as a stockholder, may conflict with the interests of our stockholders in certain respects. Furthermore, this concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination, which could adversely affect our ability to raise additional capital and grow our business.

If we are unable to continue our listing on AMEX, our Common Stock will become less attractive to investors, which may inhibit our ability to obtain financing to support our future operations.

On May 23, 2008, we received notice from the American Stock Exchange (“AMEX”) indicating our failure to comply with Section 1003(a)(iv) of the AMEX Company Guide in that we have sustained losses that are so substantial in relation to our overall operations or existing financial resources or that our financial condition has become so impaired that it appears questionable, in AMEX’s opinion, as to whether we will be able to continue operations or meet our obligations as they mature.

In response to this notice, we submitted a plan on June 4, 2008 to AMEX advising AMEX staff of our plans to regain compliance with Section 1003(a)(iv) of the Company Guide by August 20, 2008. On July 30, 2008, AMEX notified the Company that it accepted the Company’s plan and granted the Company an extension until October 31, 2008 to regain compliance with AMEX’s continued listing standards. The Company will be subject to periodic review by AMEX during the extension period, and the Company must continue to provide AMEX staff with updates in conjunction with the initiatives of its plan. Failure to make progress consistent with the plan or to regain compliance with AMEX’s continued listing standards by the end of the extension period could result in the Company being delisted from AMEX. If we are unable to continue our listing on AMEX, UEGL will not be required to consummate the transactions and, in addition, our Common Stock will become less attractive to investors, which may inhibit our ability to obtain financing to support our exploration and development program and grow our business.

Item 3.	Defaults Upon Senior Securities

On June 18, 2008 we received a notice of default from the trustee under the indenture governing the Senior Notes asserting that we have failed to comply with certain covenants under the indenture, including failing to (i) provide an opinion of counsel covering, among other things, the necessity of recordings, registrations, filings, re-recordings, re-registrations and refilings to maintain the effectiveness of certain liens created in connection with the indenture, (ii) deliver a compliance certificate from our independent public accountants and (iii) make the June 15, 2008 interest payment on the Senior Notes. Although we made the interest payment due June 15, 2008 within the applicable grace period, the other defaults have not yet been cured. In the event that the opinion of counsel or the independent public accountant’s compliance certificate is not delivered to the trustee within 60 days of June 18, 2008 or such defaults are not waived by holders of the Senior Notes, such default would mature into an event of default under the indenture and the trustee, by notice to us, or the holders of at least 25% in principal amount of the Senior Notes, by notice to us and the trustee, may declare the principal, premium, accrued and unpaid interest and certain additional amounts on the Senior Notes to be due and payable immediately. The Company intends to provide the indenture trustee with the other specified items and cure the alleged default within the applicable grace period.

Our Senior Preferred Stock and Junior Preferred Stock pay cumulative quarterly dividends payable at the option of the Company in additional shares of preferred stock, Common Stock (subject to the satisfaction of certain conditions set forth in our charter documents), cash (if allowed by the terms of our then-existing debt and preferred stock instruments), or any combination of additional shares of preferred stock, Common Stock and cash on January 1, April 1, July 1 and October 1 of each year. During the second quarter of 2008, we paid the April 1, 2008 dividend to the holders of our Preferred Stock in full other than the 2,303 shares of Common Stock to be delivered in lieu of fractional shares of Senior Preferred Stock and 1,918 shares of Common Stock to be delivered in lieu of fractional shares of Junior Preferred Stock on the outstanding shares of Senior Preferred Stock and Junior Preferred Stock, respectively. In addition, we did not declare or pay the July 1 dividend on the Senior Preferred Stock or Junior Preferred Stock.

Item 6.	Exhibits

10.1	Investment Agreement, dated June 11, 2008, by and between UEGL and the Company (filed as Annex A to the Company’s Preliminary Proxy Statement on Schedule 14A filed on August 4, 2008 and incorporated by reference herein).

10.2	Letter Agreement, dated July 22, 2008, by and between UEGL and the Company (filed as Exhibit 8 to United Energy Group Limited’s Schedule 13D/A filed July 25, 2008 and incorporated by reference herein).

10.3	Investor Rights Agreement, dated June 11, 2008, by and between UEGL and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2008 and incorporated by reference herein).

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

/s/ Earl W. McNiel
Date: August 11, 2008	Earl W. McNiel
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

10.1

Investment Agreement, dated June 11, 2008, by and between UEGL and the Company (filed as Annex A to the Company’s Preliminary Proxy Statement on Schedule 14A filed on August 4, 2008 and incorporated by reference herein).

10.2	Letter Agreement, dated July 22, 2008, by and between UEGL and the Company (filed as Exhibit 8 to United Energy Group Limited’s Schedule 13D/A filed July 25, 2008 and incorporated by reference herein).

10.3	Investor Rights Agreement, dated June 11, 2008, by and between UEGL and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2008 and incorporated by reference herein).

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.