Form 10-Q
period 2008-09-30
TRANSMERIDIAN EXPLORATION INC
filed 2008-11-10
CIK 1132645

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

As of November 4, 2008, the registrant had 117,092,229 shares of common stock outstanding.

TRANSMERIDIAN EXPLORATION INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except par value information)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,358	$939
Accounts receivable	4,006	4,428
Crude oil inventory	838	1,057
Other current assets	513	261

Total current assets	12,715	6,685

Property and Equipment:
Property and equipment	413,730	428,741
Accumulated depreciation, depletion and amortization	(55,721)	(38,497)

Property and equipment, net	358,009	390,244

Other assets, net	7,178	9,347

	$377,902	$406,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$17,070	$23,728
Accrued liabilities	52,281	33,770

Total current liabilities	69,351	57,498

Long-term debt, net of discount of $12,427 and $16,648	277,573	273,352
Other long-term liabilities	4,261	4,208
Senior redeemable convertible preferred stock, net of discount of $1,762 and $2,157	46,538	42,076
Junior redeemable convertible preferred stock, net of discount of $17,119 and $20,104	53,955	43,961
Stockholders’ Deficit:
Preferred stock, $0.0006 par value per share, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0006 par value per share, 200,000 shares authorized, 117,092 and 116,860 issued and outstanding	70	70
Additional paid-in capital	153,877	151,278
Accumulated deficit	(227,723)	(166,167)

Total stockholders’ deficit	(73,776)	(14,819)

	$377,902	$406,276

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue from oil sales, net	$10,234	$4,170
Operating costs and expenses:
Exploration expense	107	156
Depreciation, depletion and amortization	4,740	596
Transportation expense	913	428
Operating and administrative expense – Kazakhstan	7,276	6,125
General and administrative expense – Houston	1,935	3,274

Total operating costs and expenses	14,971	10,579

Operating loss	(4,737)	(6,409)
Other income (expense):
Interest income	65	283
Interest expense, net of capitalized interest	(11,938)	(9,464)

Total other income (expense)	(11,873)	(9,181)

Net loss	(16,610)	(15,590)
Preferred dividends	(6,301)	(5,373)
Accretion of preferred stock discount	(1,151)	(1,077)

Net loss attributable to common stockholders	$(24,062)	$(22,040)

Basic and diluted loss per common share	$(0.21)	$(0.19)

Weighted average common shares outstanding, basic and diluted	116,942	115,795

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenue from oil sales, net	$39,134	$22,546
Operating costs and expenses:
Exploration expense	107	522
Depreciation, depletion and amortization	17,225	12,226
Transportation expense	3,288	2,937
Operating and administrative expense – Kazakhstan	18,128	13,644
General and administrative expense – Houston	7,240	10,277

Total operating costs and expenses	45,988	39,606

Operating loss	(6,854)	(17,060)
Other income (expense):
Interest income	79	430
Interest expense, net of capitalized interest	(33,214)	(27,313)

Total other income (expense)	(33,135)	(26,883)

Net loss	(39,989)	(43,943)
Preferred dividends	(18,186)	(8,755)
Accretion of preferred stock discount	(3,380)	(1,371)

Net loss attributable to common stockholders	$(61,555)	$(54,069)

Basic and diluted loss per common share	$(0.53)	$(0.50)

Weighted average common shares outstanding, basic and diluted	116,717	107,945

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net loss	$(39,989)	$(43,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	17,225	12,226
Amortization of debt financing costs	2,169	2,169
Debt discount amortization	4,221	4,221
Stock-based compensation expense	2,364	5,734
Accretion of asset retirement obligation	62	41
Gain/(Loss) on sale of assets	470	(15)
Decrease in accounts receivable	422	4,447
Decrease in crude oil inventory	219	192
Increase in other current assets	(252)	(25)
Increase in other assets	—	(275)
Increase (decrease) in accounts payable	(6,658)	14,293
Increase in accrued liabilities	2,703	3,412
Decrease in other long-term liabilities	(9)	(5)
Increase in interest payable	8,700	—

Net cash provided by (used in) operating activities	(8,353)	2,472

Investing Activities:
Capital expenditures	(6,417)	(83,529)
Proceeds from disposal of assets	13,210	15
Other	7,747	—

Net cash provided by (used in) investing activities	14,540	(83,514)

Financing Activities:
Proceeds from sale of common stock, net	—	4,468
Proceeds from sale of junior preferred stock, net	—	51,523
Proceeds from exercise or sale of warrants	232	21,395
Proceeds from exercise of stock options	—	35
Increase in restricted cash	—	—

Net cash provided by financing activities	232	77,421

Net increase (decrease) in cash and cash equivalents	6,419	(3,621)
Cash and cash equivalents, beginning of period	939	12,193

Cash and cash equivalents, end of period	$7,358	$8,572

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS -

SUPPLEMENTAL INFORMATION

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash paid for:
Interest	$17,400	$26,100
Interest capitalized (non-cash)	(607)	(5,177)
Income taxes	—	—
Non-cash investing and financing transactions:
Issuance of stock for preferred stock dividends	11,078	3,932
Accrued and unpaid dividends on convertible preferred stock	12,302	5,373
Asset retirement obligation	—	261
Accretion of preferred stock discount	3,380	1,371
Discount on issuance of junior preferred stock	—	19,663
Reclassification of asset held for sale	—	3,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSMERIDIAN EXPLORATION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Going Concern

The accompanying consolidated financial statements of Transmeridian Exploration Incorporated and its subsidiaries (“we,” “our,” “us” or the “Company”) have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $56.6 million and a stockholders’ deficit of approximately $73.8 million at September 30, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Included in our current liabilities is approximately $19.1 million in returns obligations including interest accruing at a rate of 10% per annum from December 31, 2007 incurred in connection with the issuance of our 20% junior redeemable convertible preferred stock (“Junior Preferred Stock”). Certain holders of Junior Preferred Stock who are entitled to receive an aggregate of $16.0 million of the returns obligations have agreed to defer the due date of such returns obligations until the earlier of the closing of the Tender Offers or termination of the Purchase Agreements, discussed below. The remaining $3.1 million of returns obligations became due and payable on June 18, 2008. If and when any of the returns obligations are paid, we may elect to satisfy our payment obligations by delivery of shares of our common stock (the “Common Stock”), if we have a sufficient number of authorized and unissued shares, valued at 97% of the Common Stock’s market value at such time. Also included in current liabilities at September 30, 2008 is approximately $12.3 million in accrued preferred stock dividends that may be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

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

As discussed in further detail in Note 3, “Amended and Restated Investment Agreement,” the Company entered into an Investment Agreement, which was subsequently amended and restated pursuant to the Amended and Restated Investment Agreement (each as defined below), with United Energy Group Limited (“UEGL”), pursuant to which UEGL agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of 15% senior redeemable convertible preferred stock (“Senior Preferred Stock”) and Junior Preferred Stock and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements. The closing of the transactions is subject to certain conditions and approvals and there can be no assurance that the transactions will be consummated. Additionally, until the transactions are consummated or the Amended and Restated Investment Agreement with UEGL is terminated, we are not permitted to seek proposals for competing transactions or investments.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices continued to remain high during the third quarter of 2008 and we have received substantially better prices for the crude oil we exported (all of which we exported by pipeline) as compared to the third quarter of 2007, when most of our export crude oil sales were via rail. With the commissioning of our central production facility, including a demercaptan unit, and proprietary connection to the regional pipeline system, we have been able to produce and export pipeline quality crude oil on a consistent basis.

        We utilized much of our excess liquidity during the period in 2007 when the South Alibek Field (the “Field”) was shut-in to fund operating costs, overhead, scheduled interest payments and necessary capital expenditures. As a result, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and to meet other working capital obligations. During the first nine months of 2008, we carried out a limited workover program in the Field to clean out paraffin deposits and install artificial lift equipment in selected wells. At production levels experienced during the first nine months of 2008 of approximately 1,711 barrels of oil per day (“bopd”), and at the prices that we received, we were able to generate sufficient cash flow to cover our operating costs, overhead and scheduled interest payments on our debt. In addition, in June 2008 we sold certain surplus or obsolete equipment to UEGL for proceeds of $12.0 million. However, as discussed above, we had a working capital deficit of $56.6 million at September 30, 2008, including approximately $13.5 million of trade payables owed by our wholly owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan, to Sun Drilling LLP (“Sun Drilling”). Caspi Neft agreed, pursuant to a settlement agreement with Sun Drilling entered into on July 23, 2008, to pay Sun Drilling such amount by September 21, 2008, plus a late payment penalty (equal to 0.07% of the settlement amount for each day the payment is late following a 15 business day grace period (which, to date, such settlement amount plus late payment penalties, equal to approximately $13.6 million, have not been paid)). Accordingly, we do not have sufficient liquidity to carry out a full development program of the Field. Furthermore, production declined to an average of 1,388 bopd during the third quarter of 2008 and, subsequent to the end of the quarter, oil prices have decreased significantly. As a result, no assurance can be given that production levels can be sustained or increased from existing wells, or that the cost cutting measures that have been instituted will result in sufficient additional cash flow to cover the working capital deficit, make scheduled interest payments or fund continued Field development.

We require significant additional funding to sustain our operations in the Field and satisfy our contractual obligations and our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis. Accordingly, if we are unable to complete the transactions contemplated by the Amended and Restated Investment Agreement with UEGL or another strategic transaction, we will have to seek additional capital to fund the working capital deficit, make scheduled interest payments and continued Field development. If we are unable to secure adequate additional capital, we will not be able to meet our contractual obligations or carry out the development plan for the Field, in which case our business, financial condition, results of operations and possibly our reported proved reserves would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

We conduct our operations in Kazakhstan through Caspi Neft. Caspi Neft holds the license and exploration and production contracts covering the Field in Kazakhstan.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We do not expect the adoption of SFAS No. 161 to significantly impact our financial position, results of operations or cash flows.

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

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). EITF 08-4 provides transition guidance with respect to conforming changes made to EITF 98-5, that result from EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” EITF 08-4 is effective for fiscal years ending after December 15, 2008. Early adoption is permitted. The Company is in the process of evaluating the impacts, if any, of adopting EITF 08-4.

Note 3. Amended and Restated Investment Agreement

On June 11, 2008, the Company entered into an investment agreement with UEGL which was later amended by letter agreement dated July 22, 2008 (as amended, the “Investment Agreement”). On September 22, 2008, the Company and UEGL entered into an amended and restated investment agreement (the “Amended and Restated Investment Agreement”), which amends and restates the Investment Agreement in its entirety. The Amended and Restated Investment Agreement has an effective date of June 11, 2008. Under the terms of the Amended and Restated Investment Agreement, consistent with the Investment Agreement, UEGL has agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of each of the Senior Preferred Stock and Junior Preferred Stock (together with the Senior Preferred Stock, the “Preferred Stock”) and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements.

In connection with the Amended and Restated Investment Agreement and the transactions contemplated thereunder, on June 11, 2008, UEGL entered into (i) stock purchase agreements (the “Senior Purchase Agreements”) with certain holders (the “Key Senior Preferred Stockholders”) of the Senior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Senior Preferred Stock held by such holders in exchange for convertible bonds to be issued by UEGL (“UEGL Bonds”) and $76 per share in cash to two other such holders, one of which has the option to elect to be paid UEGL Bonds in lieu of the $76 per share cash payment and (ii) a stock purchase agreement (the “Junior Purchase Agreement” and, together with the Senior Purchase Agreements, the “Purchase Agreements”) with certain holders (the “Key Junior Preferred Stockholders” and, together with the Key Senior Preferred Stockholders, the “Key Preferred Stockholders”) of the Junior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Junior Preferred Stock held by such holders in exchange for $76 per share in cash or, at the election of such holders, a combination of cash and shares of the Common Stock valued at a price of $1.40 per share, provided that no more than 16% of the aggregate purchase price paid to all of the Key Junior Preferred Stockholders may consist of Common Stock. In addition, UEGL agreed to pay to the Key Junior Preferred Stockholders additional returns equal to approximately $15.5 million (the “Additional Returns”).

The Key Junior Preferred Stockholders have agreed in the Junior Purchase Agreement to release the Company from any claims or liability with respect to any unpaid portion of the Additional Returns in excess of the amount UEGL has agreed to pay. In addition, under the terms of the Amended and Restated Investment Agreement, the Company will use its reasonable best efforts to cause the other holders of Junior Preferred Stock who are parties to additional return agreements to execute a release and waiver which, among other things, will waive their rights to any portion of the Additional Returns due to them that are not being paid by UEGL and release the Company from any claims or liability with respect to such unpaid portions of the Additional Returns. Execution of the release and waiver by each such holder of Junior Preferred Stock is a condition precedent to the closing of the transactions contemplated by the Amended and Restated Investment Agreement.

In connection with the Amended and Restated Investment Agreement and the Purchase Agreements, UEGL commenced a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of Preferred Stock that are not owned by the Key Preferred Stockholders for $76 per share in cash. The obligations of UEGL under the Tender Offer are, among other things, subject to a minimum 90% acceptance threshold, which includes the shares to be purchased from the Key Preferred Stockholders.

The Tender Offer will expire at 5:00 p.m., New York City time, on November 14, 2008, unless extended. The withdrawal rights for tendered shares of the Preferred Stock expired at 12:00 midnight, New York City time, on August 29, 2008. As of 5:00 p.m., New York City time, on October 28, 2008, approximately 185,881 shares of the Junior Preferred Stock and approximately 61,316 shares of the Senior Preferred Stock had been validly tendered into the Tender Offer and not withdrawn.

Subject to the terms and conditions of the Amended and Restated Investment Agreement, the Company also commenced an exchange offer and consent solicitation pursuant to which the Company offered to exchange the existing 12% Senior Secured Notes due 2010 (the “Senior Notes”) of its wholly owned subsidiary, Transmeridian Exploration Inc. (the “Issuer”), for new 12% Senior Secured Notes due 2010 (the “New Notes”) of the Issuer and cash payments (the “Exchange Offer”). The obligations of UEGL under the Amended and Restated Investment Agreement, the Purchase Agreements and the Tender Offer are subject to a minimum 90% acceptance threshold for the Exchange Offer (excluding any Senior Notes held by UEGL). The New Notes are governed by an indenture, dated as of October 24, 2008, among the Issuer, the Company, certain of the Company’s other subsidiaries, as guarantors, and The Bank of New York Mellon, as trustee. The New Notes will not be offered pursuant to an effective registration statement. Therefore, the New Notes may not be offered or sold in the United States absent an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and any applicable state securities laws.

On October 7, 2008, the Company received tenders with respect to the minimum participation threshold for the Exchange Offer. In addition, holders of an aggregate principal amount of the Senior Notes necessary to implement certain amendments to the indenture, dated as of December 12, 2005, among the Issuer, the Company, certain of the Company’s other subsidiaries, as guarantors, and the indenture trustee, as supplemented by the First Supplemental Indenture, dated as of December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006 (the “Original Indenture”), and related security documents governing the Senior Notes delivered written consents with respect to such amendments. As of 5:00 p.m., New York City time, on October 28, 2008, holders of an aggregate $242,618,000 principal amount of the Senior Notes (which represents 98.28% of the outstanding Senior Notes (excluding the Senior Notes held by UEGL)) had tendered their Senior Notes into the Exchange Offer and consented to the proposed amendments. The Exchange Offer, which is subject to a minimum 90% acceptance threshold, will expire at 5:00 p.m., New York City time, on November 14, 2008, unless extended.

The Amended and Restated Investment Agreement and the transactions contemplated thereby are conditioned upon an amendment to and restatement of the Company’s amended and restated bylaws and amended and restated certificate of incorporation (the “Amendment to the Certificate of Incorporation”) to, among other things, increase the number of authorized shares of Common Stock to 1,000,000,000 and of preferred stock to 15,000,000 and to make certain other changes to permit the transactions. The Company will solicit proxies from the holders of Common Stock to vote in favor of the Amendment to the Certificate of Incorporation, among other things.

On August 4, 2008, the Company filed a preliminary proxy statement on Schedule 14A with the SEC, reflecting the transactions as set forth in the Investment Agreement, in connection with the solicitation of proxies from the holders of Common Stock to vote in favor of the Amendment to the Certificate of Incorporation and other matters. On October 6, 2008, the Company filed an amended preliminary proxy statement with the SEC, reflecting the transactions as set forth in the Amended and Restated Investment Agreement, including modifications to the transaction structure.

Upon the closing of the transactions described above and the satisfaction of other conditions to closing discussed below (the “Swap Closing”), UEGL will:

(1)	Pay into an escrow account the “First Tranche Price,” which amount will equal: (i) $151,215,804 minus (ii) (A) the number of shares of Senior Preferred Stock and Junior Preferred Stock acquired by UEGL in the transaction times (B) $100 minus (iii) approximately $15.5 million of Additional Returns;

(2)	Surrender to the Company all of the shares of Preferred Stock acquired by it;

(3)	Pay the Additional Returns to the holders of Junior Preferred Stock; and

(4)	Receive 1,512,158 shares of the Company’s series B-1 redeemable convertible preferred stock, par value $0.0006 per share (the “B-1 Preferred Stock”), at a conversion price of $1.40 per share, which are convertible into 108,011,286 shares of Common Stock.

Also at the Swap Closing, UEGL will:

(1)	Pay into the escrow account the “Second Tranche Price,” an amount equal to: (i) $62,289,696 minus (ii) if UEGL elects and the aggregate of the First Tranche Price and $62,289,696 exceeds $75,000,000 (any such excess, the “Capital Excess”), the amount of the Capital Excess;

(2)	Receive 622,897 shares of the Company’s series B-2 redeemable convertible preferred stock, par value $0.0006 per share (the “B-2 Preferred Stock”), at a conversion price of $1.84 per share, which are convertible into 34,605,389 shares of Common Stock, such total number of shares of B-2 Preferred Stock to be proportionately reduced by the Capital Excess UEGL elects not to pay;

(3)	Receive warrants to purchase up to 33,653,960 shares of Common Stock at the subscription price of $1.20 per share (the “Mandatory Warrants”) beginning on the one year anniversary of the date of the Swap Closing (the “Original Issue Date”) and ending no later than on the ten (10) year anniversary date of the Original Issue Date (the “Exercise Period”); and

(4)	Receive warrants to purchase up to 5,000,000 shares of Common Stock at the subscription price of $1.00 per share during the Exercise Period (the “Optional Warrants”).

Also at the Swap Closing:

(1)	UEGL will be required to exchange any Senior Notes and New Notes held by it, or any of its affiliates, for (i) a number of shares of Common Stock to be determined based on the aggregate principal amount of the Senior Notes and the New Notes being surrendered to the Company by UEGL divided by $0.45, (ii) warrants to purchase up to 150,000,000 shares of Common Stock at the subscription price of $0.60 per share during the Exercise Period, and (iii) warrants to purchase up to 75,000,000 shares of Common Stock, at the subscription price of $1.20 per share during the Exercise Period; and

(2)	The Company will issue to UEGL a number of shares of Common Stock equal to the aggregate amount of the cash consideration payable in the Exchange Offer funded by UEGL, divided by $0.45.

Immediately following the Swap Closing, the Company will cause the Issuer to make a change of control offer for the Senior Notes not accepted for exchange in the Exchange Offer as required by the Original Indenture, as supplemented by the Third Supplemental Indenture, dated as of October 24, 2008. If less than all of the Senior Notes are repurchased pursuant to the change of control offer, the Issuer will apply the amount of cash not used to fully repurchase the Senior Notes to redeem the outstanding New Notes on a pro rata basis at par plus accrued but unpaid interest to the redemption date. The Issuer will not be required to redeem any outstanding New Notes unless the aggregate redemption price is at least $2.0 million.

In the event UEGL funds the change of control repurchase of any Senior Notes and/or the subsequent redemption of any outstanding New Notes, the Company shall issue to UEGL, in a private placement exempt from registration under the Securities Act, and subject to approval of the American Stock Exchange, a number of shares of Common Stock equal to the aggregate amount funded by UEGL, divided by $0.45; provided that the number of shares of Common Stock to be issued to UEGL under items (1)(i) and (2) immediately above, together with any Common Stock issued to UEGL pursuant to the funding of any change of control repurchase of Senior Notes after the Swap Closing and/or the subsequent redemption of any outstanding New Notes (collectively, the “Newly Issued Common Stock”), will be capped at 260,666,667 shares. The issuance to UEGL of the Newly Issued Common Stock contemplates that UEGL (or its affiliates) will exchange or fund the exchange for cash, repurchase and redemption of $117.3 million aggregate principal amount of Senior Notes and New Notes.

Cash proceeds placed in escrow at the Swap Closing will be disbursed in accordance with a capital requirements schedule, subject to review by an oversight committee of the Company’s board of directors appointed by UEGL. After the Swap Closing, the Company will redeem for cash the remaining shares of Preferred Stock, if any, not tendered to or purchased by UEGL.

The closing of the transactions contemplated in the Amended and Restated Investment Agreement is subject to specified conditions, including the consummation of the purchase of the Preferred Stock by UEGL under the Purchase Agreements, the consent of at least 66  2/3% of the outstanding shares of each class of Preferred Stock to amendments to its respective certificate of designations (to the extent and only if UEGL does not “beneficially own” at least 66  2/3% of the outstanding shares of such class of Preferred Stock), the closing of the Tender Offer, the closing of the Exchange Offer, the written release of all the parties to the additional return agreements of their rights under such agreements, receipt of any required government approvals, exchange approvals and other customary consents and approvals for a transaction of this size and nature. It is contemplated that the Company will redeem any outstanding shares of Preferred Stock not tendered pursuant to the Tender Offer or purchased by UEGL under the Purchase Agreements.

Terms of New Preferred Stock

The B-1 Preferred Stock and the B-2 Preferred Stock (collectively, the “New Preferred Stock”) to be issued to UEGL upon completion of the transactions will be issued in two series but, other than conversion price, will have substantially identical terms and conditions. The New Preferred Stock, which will have a liquidation preference of $100 per share, will be entitled to receive cumulative annual dividends of $15.00 per share, payable quarterly in cash (if permitted by the terms of the Company’s then-outstanding indebtedness and outstanding capital stock senior or equal in ranking to the New Preferred Stock), additional shares of New Preferred Stock or shares of Common Stock, in each case at the Company’s option and subject to the satisfaction of certain conditions. The annual dividend will decrease to a rate of $12.00 per share if the closing price of the Common Stock equals or exceeds 150% of the then-effective conversion price for at least 180 consecutive trading days.

Each share of the B-1 Preferred Stock will be convertible at any time at the option of the holder thereof into approximately 71.43 shares of Common Stock (based on the current conversion price of $1.40 per share of Common Stock) and each share of the B-2 Preferred Stock will be convertible at any time at the option of the holder thereof into approximately 54.34 shares of Common Stock (based on the current conversion price of $1.84 per share). The conversion price and number of shares of Common Stock to be delivered upon conversion of the New Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions.

The New Preferred Stock will be redeemable at the holder’s option on the fifth anniversary date of issuance of the New Preferred Stock, in cash, at the liquidation preference (subject to certain conditions) plus all accrued and unpaid dividends, or upon a change of control at a price per share equal to (i) (A) 110% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is equal to or less than the conversion price, or (B) 100% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is greater than the conversion price, plus (ii) accrued and unpaid dividends.

Holders of the New Preferred Stock will vote together with the holders of the Common Stock on an as-converted basis based on the conversion price on the date of issuance, subject to adjustment for certain corporate events. Holders of the New Preferred Stock will have the right to elect a majority of the Company’s directors as long as their ownership on a fully diluted basis is equal to at least 50% of the Common Stock and provided that if UEGL’s ownership interest in the Company on an as-converted basis decreases, the number of directors UEGL has the right to designate will also decrease to conform to the new ownership percentage, rounded to the nearest multiple of 10%. If the Company fails to pay, for two or more years, dividends on the New Preferred Stock or any stock ranking equally with the New Preferred Stock and having similar voting rights or fails to redeem the New Preferred Stock at the holder’s election on the fifth anniversary of the issue date or in connection with a change of control, the holders of the New Preferred Stock and any stock ranking equal to the New Preferred Stock and having similar voting rights will have the right to elect two additional directors.

The New Preferred Stock will rank senior to the Common Stock, the Senior Preferred Stock and the Junior Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution. The New Preferred Stock will contain restrictive covenants related to the Company’s ability to (i) incur indebtedness, (ii) make certain payments or investments and (iii) pay dividends, and will further provide for preemptive rights in favor of the holders of the New Preferred Stock with respect to certain securities offerings that the Company may make in the future.

Terms of Warrants

The Mandatory Warrants and the Optional Warrants to be issued to UEGL will give UEGL the right to acquire, during the Exercise Period, up to approximately 33.7 million shares of Common Stock at the subscription price of $1.20 per share and up to 5 million shares of Common Stock at the subscription price of $1.00 per share, respectively. The Additional Warrants to be issued to UEGL will give UEGL the right to acquire, during the Exercise Period, up to (i) 150 million shares of Common Stock at the subscription price of $0.60 per share and (ii) 75 million shares of Common Stock at the subscription price of $1.20 per share. Each of the warrants issued to UEGL are not transferable until the commencement of the Exercise Period, may be exercised by cashless exercise during the Exercise Period, and the exercise price is subject to anti-dilution adjustments for dividends, subdivisions, combinations and reclassifications of Common Stock and for other distributions, as well as for issuances of Common Stock for less than the then-current exercise price on a weighted-average basis.

Note 4. Redeemable Convertible Preferred Stock

In January and May 2008, we issued 19,885 and 20,780 shares, respectively, of Senior Preferred Stock and 33,815 and 36,270 shares, respectively, of Junior Preferred Stock for the payment of dividends on our Senior Preferred Stock and Junior Preferred Stock.

Note 5. Stockholders’ Equity

In January 2008, a holder of warrants to purchase an aggregate of 150,000 shares of our common stock exercised such warrants. In connection with such exercise, we received proceeds of $232,500.

In January 2008, we issued 2,391 shares of Common Stock for fractional dividend shares for the dividends paid on our Senior Preferred Stock and Junior Preferred Stock.

Note 6. Loss per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the applicable period. Net loss attributable to common stockholders is calculated as the net loss after deductions for cumulative preferred stock dividends, whether paid or accrued, and accretion of preferred stock discount. Diluted net loss per common share has been computed based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during the applicable period, as if all potentially dilutive securities were converted into Common Stock. Diluted net loss per share equals basic net loss per share for the periods presented because the effects of potentially dilutive securities are anti-dilutive. The calculation of diluted weighted average shares outstanding for the three months ended September 30, 2008 and 2007 excludes zero and 449,076 common shares, respectively, and the calculation of diluted weighted average shares outstanding for the nine months ended September 30, 2008 and 2007 excludes zero and 2.9 million common shares, respectively, issuable pursuant to convertible preferred stock and outstanding stock options and warrants because their effect is anti-dilutive.

Note 7. Income Taxes

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

Note 8. Commitments and Contingencies

In July 2007, Canam Services, Inc. (“Canam”), a supplier of tubing products, filed suit in the 151st Judicial District Court of Harris County, Texas asserting a cause of action against us based upon alleged breach of a guaranty agreement covering certain accounts payable of Caspi Neft. The suit initially sought recovery from us in the amount of $2.0 million plus fees and costs. On September 5, 2007, we filed an answer denying each and every material allegation contained in the Canam complaint. Subsequently, Canam reduced the recovery amount to $757,000 plus interest, fees and costs. In July 2008, we entered into a settlement agreement with Canam, pursuant to which we paid a total of $832,000, and all claims were relinquished.

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

Note 9. Supplemental Financial Information

Property and Equipment

Property and equipment consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Oil and gas properties, successful efforts method	$409,579	$424,628
Drilling rig and related equipment	3,000	3,000
Transportation equipment	479	479
Office and technology equipment	672	634

	413,730	428,741
Accumulated depreciation, depletion and amortization	(55,721)	(38,497)

Property and equipment, net	$358,009	$390,244

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended September 30, 2008 and 2007, we capitalized approximately $223,000 and $1.4 million, respectively, of interest costs. During the nine month periods ended September 30, 2008 and 2007, we capitalized approximately $607,000 and $5.2 million, respectively, of interest costs.

Other Assets

Other assets at September 30, 2008 consisted primarily of debt financing costs of $6.4 million, net of amortization, and a note receivable of $500,000 from an unrelated third party and a $275,000 deposit. At December 31, 2007, other assets consisted of debt financing costs of $8.6 million, net of amortization, and a note receivable of $500,000 from an unrelated third party and a $275,000 deposit.

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)
	(in thousands)
Interest	$10,150	$1,450
Dividends	12,302	5,194
Royalties	745	345
Rig rentals	2,738	2,738
Junior preferred stock returns obligations	19,081	17,750
Common stock registration costs	750	600
Proceeds received for common stock to be issued from exercise of warrants	3,980	3,980
Deferred revenue	2,424	1,541
Other	111	172

Total accrued liabilities	$52,281	$33,770

Note 10. Business Segment Information

Our business activities relate solely to oil and gas exploration, development and production. The primary emphasis since our formation in 2000 has been the development of the Field, and substantially all of our assets are located in Kazakhstan. For each of the three months and nine months ended September 30, 2008 and 2007, substantially all of our results of operations consisted of revenues, operating, general and administrative expenses and other costs associated with our operations in Kazakhstan.

One customer accounted for approximately 99% of consolidated revenues for the three months ended September 30, 2008. One customer accounted for approximately 92% of consolidated revenues for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, one customer accounted for approximately 95% of consolidated revenues. Four customers accounted for approximately 24%, 17%, 14% and 10%, respectively, of consolidated revenues for the nine months ended September 30, 2007.

Note 11. Subsidiary Guarantors

In December 2005, Transmeridian Exploration Incorporated (“Parent”) and the Issuer issued 250,000 units (the “Units”), consisting of an aggregate of (i) $250 million principal amount of Senior Notes and (ii) warrants to purchase approximately 17.3 million shares of our Common Stock. Parent, the Issuer and all of Parent’s material subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the Senior Notes. Prior to the Units offering, we financed our operations primarily through borrowings from banks in Kazakhstan or other private sources. Substantially all of our assets are located in Kazakhstan and substantially all of our revenue, operating, general and administrative expenses and other costs were, and currently are, associated with the operations of Caspi Neft, our principal subsidiary, in Kazakhstan.

Presented below are summary condensed consolidating financial information as of September 30, 2008 and 2007 and for the three and nine month periods ended September 30, 2008 and 2007.

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$63	$—	$7,294	$1	$—	$7,358
Other current assets	3,289	—	2,056	12	—	5,357

Total current assets	3,352	—	9,350	13	—	12,715
Property and equipment, net	44	—	354,233	3,732	—	358,009
Investment in and advances to subsidiaries	175,623	158,230	(297,362)	(4,279)	(32,212)	—
Other assets	275	6,403	—	500	—	7,178

	$179,294	$164,633	$66,221	$(34)	$(32,212)	$377,902

Total current liabilities	$36,702	$11,082	$21,567	$—	$—	$69,351
Debt	—	277,573	31,000	—	(31,000)	277,573
Other long-term liabilities	2,035	—	2,226	—	—	4,261
Senior redeemable convertible preferred stock	46,538	—	—	—	—	46,538
Junior redeemable convertible preferred stock	53,955	—	—	—	—	53,955
Stockholders’ equity	40,064	(124,022)	11,428	(34)	(1,212)	(73,776)

	$179,294	$164,633	$66,221	$(34)	$(32,212)	$377,902

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(338)	$10,572	$—	$10,234
Operating costs and expenses	1,941	200	12,830	—	14,971

Operating income (loss)	(1,941)	(538)	(2,258)	—	(4,737)
Other income (expense)	(1,329)	(10,830)	285	1	(11,873)

Net earnings (loss)	$(3,270)	$(11,368)	$(1,973)	$1	$(16,610)

	Nine Months Ended September 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue, net	$—	$(1,292)	$40,426	$—	$39,134
Operating costs and expenses	7,265	717	38,006	—	45,988

Operating income (loss)	(7,265)	(2,009)	2,420	—	(6,854)
Other income (expense)	(1,319)	(32,489)	669	4	(33,135)

Net earnings (loss)	$(8,584)	$(34,498)	$3,089	$4	$(39,989)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2008
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash provided by (used in) operating activities	$(5,219)	$(17,945)	$14,811	$—	$(8,353)
Net cash provided by (used in) investing activities	(1)	—	14,858	(317)	14,540
Net cash provided by (used in) financing activities	4,380	17,940	(22,386)	298	232

Net increase (decrease) in cash	(840)	(5)	7,283	(19)	6,419
Cash and cash equivalents, beginning of the period	904	5	11	19	939

Cash and cash equivalents, end of the period	$64	$—	$7,294	$—	$7,358

Condensed Consolidating Balance Sheet (in thousands)

	As of September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations	Consolidated
Cash and cash equivalents	$6,055	$1	$2,497	$19	$—	$8,572
Other current assets	3,283	—	770	7	—	4,060

Total current assets	9,338	1	3,267	26	—	12,632
Property and equipment, net	413	—	391,581	3,376	—	395,370
Investment in and advances to subsidiaries	175,704	186,242	(325,793)	(3,941)	(32,212)	—
Other assets	275	9,295	—	500	—	10,070

	$185,730	$195,538	$69,055	$(39)	$(32,212)	$418,072

Total current liabilities	$29,555	$1,588	$28,701	$—	$—	$59,844
Debt	—	271,945	31,000	—	(31,000)	271,945
Other long-term liabilities	2,035	—	2,160	—	—	4,195
Senior redeemable convertible preferred stock	40,054	—	—	—	—	40,054
Junior redeemable convertible preferred stock	38,061	—	—	—	—	38,061
Stockholders’ equity	76,025	(77,995)	7,194	(39)	(1,212)	3,973

	$185,730	$195,538	$69,055	$(39)	$(32,212)	$418,072

Condensed Consolidating Statement of Operations (in thousands)

	Three Months Ended September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(138)	$4,308	$—	$4,170
Operating costs and expenses	3,262	15	7,283	19	10,579

Operating loss	(3,262)	(153)	(2,975)	(19)	(6,409)
Other income (expense)	282	(10,831)	1,366	2	(9,181)

Net loss	$(2,980)	$(10,984)	$(1,609)	$(17)	$(15,590)

	Nine Months Ended September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Revenue from oil sales, net	$—	$(713)	$23,259	$—	$22,546
Operating costs and expenses	10,209	747	28,628	22	39,606

Operating loss	(10,209)	(1,460)	(5,369)	(22)	(17,060)
Other income (expense)	390	(32,468)	5,192	3	(26,883)

Net loss	$(9,819)	$(33,928)	$(177)	$(19)	$(43,943)

Condensed Consolidating Statement of Cash Flow (in thousands)

	Nine Months Ended September 30, 2007
	Parent	Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantor	Consolidated
Net cash used in operating activities	$64	$(27,024)	$29,560	$(128)	$2,472
Net cash used in investing activities	(30)	—	(83,470)	(14)	(83,514)
Net cash provided by financing activities	(4,283)	26,457	55,234	13	77,421

Net increase (decrease) in cash	(4,249)	(567)	1,324	(129)	(3,621)
Cash and cash equivalents, beginning of the period	10,304	568	1,173	148	12,193

Cash and cash equivalents, end of the period	$6,055	$1	$2,497	$19	$8,572

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In March 2008, Transmeridian Exploration Incorporated (“we,” “our,” “us” or the “Company”) terminated the Company’s merger agreement with Trans Meridian International, Inc. (“TMI”), a British Virgin Islands company formed by the Company’s Chairman and Chief Executive Officer, Lorrie T. Olivier. This action did not require the Company to pay any termination fee to TMI and is without any other liability to the Company. Termination of the definitive agreement with TMI resulted in a downward adjustment to the conversion price of our 20% junior redeemable convertible preferred stock (the “Junior Preferred Stock”) from the previous conversion price of $1.90 per share (equivalent to a conversion rate of 52.63 shares of our common stock (the “Common Stock”) for each share of Junior Preferred Stock) to $1.50 per share (equivalent to a conversion rate of 66.67 shares of Common Stock for each share of Junior Preferred Stock).

On June 11, 2008, the Company entered into an investment agreement with United Energy Group Limited (“UEGL”) which was later amended by letter agreement dated July 22, 2008 (as amended, the “Investment Agreement”). On September 22, 2008, the Company and UEGL entered into an amended and restated investment agreement (the “Amended and Restated Investment Agreement”), which amends and restates the Investment Agreement in its entirety. The Amended and Restated Investment Agreement has an effective date of June 11, 2008. Under the terms of the Amended and Restated Investment Agreement, consistent with the Investment Agreement, UEGL has agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of each of the 15% senior redeemable convertible preferred stock (the “Senior Preferred Stock”) and Junior Preferred Stock (together with the Senior Preferred Stock, the “Preferred Stock”) and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements. The closing of the transactions is subject to certain conditions and approvals and there can be no assurance that the transactions will be consummated. Additionally, until the transactions are consummated or the Amended and Restated Investment Agreement with UEGL is terminated, we are not permitted to seek proposals for competing transactions or investments. See Note 3 of our unaudited consolidated financial statements and “— Liquidity and Capital Resources — Amended and Restated Investment Agreement” for additional information.

In the first quarter of 2008, we completed four wells that were drilled in 2007. The new wells initially produced at an aggregate rate of approximately 300 barrels of oil per day (“bopd”), and are expected to produce substantially more once they have been acid stimulated. Historically, acid stimulation has been required to optimize a newly completed well’s production. However, while wells in the South Alibek Field in Western Kazakhstan (the “Field”) that have been acid stimulated have shown improved flow rates, results have been inconsistent and we are not able to accurately predict the future performance of these new wells. Currently, we have 13.55 producing wells and seven wells temporarily shut-in for workover.

Results of Operations

The following table presents selected operational and financial data for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue, net (in thousands)	$10,234	$4,170	$39,134	$22,546
Number of barrels sold	117,874	72,418	488,193	569,197
Average price per barrel	$91.43	$59.65	$84.16	$41.53
Production (barrels)	127,691	10,253	468,785	549,496
Average daily production (barrels)	1,388	111	1,711	2,014

Oil revenue

Net revenue for the three months ended September 30, 2008 increased $6.1 million, or approximately 145%, over the comparable period of 2007. This is due primarily to the higher average price per barrel (“bbl”) and the increase of total volumes sold. We sold 117,874 bbls in the third quarter of 2008 at an average price of $91.43 per bbl. For the third quarter of 2008, export sales were 115,778 bbls at an average price of $92.50 per bbl and domestic sales were 2,095 bbls at an average price of $32.13 per bbl. In the third quarter of 2007, we sold a total of 72,418 bbls at an average price of $59.65 per bbl, export sales totaled 59,815 bbls at an average price of $66.48 per bbl and domestic sales were 12,603 bbls at an average price of $27.21 per bbl. In April 2007, we began export pipeline sales, which have allowed us to receive a higher price per bbl as compared to export sales via rail. In export sales via rail, the purchaser is responsible for transportation costs, thus resulting in a higher discount from quoted crude oil prices. Additionally, crude oil prices on the quoted global exchanges were significantly higher on average in the third quarter of 2008 as compared to the third quarter of 2007.

Net revenue for the nine months ended September 30, 2008 increased $16.6 million, or approximately 74%, over the comparable period in 2007. For the nine months ended September 30, 2008, we sold 488,193 bbls at an average price of $84.16 per bbl as compared to 569,197 bbls at an average price of $41.53 per bbl during the comparable period of 2007. Export sales totaled 415,665 bbls at an average price of $93.95 per bbl, while domestic sales were 72,527 bbls at an average price of $28.04 per bbl, for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, export sales totaled 368,227 bbls at an average price of $50.18 per bbl, while domestic sales were 200,970 bbls at an average price of $25.59 per bbl. The increase in revenue for the three and nine months ended September 30, 2008 was primarily due to a greater percentage of sales in the export market.

The average number of producing wells increased from 7.5 wells in the third quarter of 2007 to 17.3 wells in the third quarter of 2008. Average daily production, however, decreased, due primarily to the lack of acid stimulation on newly completed wells, deferred workovers on existing wells and the delay of a pressure maintenance project because of a lack of sufficient operating funds. As a result, management believes that wells have not flowed at their optimal levels.

We recognize revenue from the sale of oil when the purchaser takes physical delivery of the oil. As of September 30, 2008, we had 17,794 bbls of oil in inventory that had not yet been sold, as compared to 59,373 bbls as of December 31, 2007.

Depreciation, depletion and amortization

Depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated under the units of production method, following the successful efforts method of accounting. For the third quarter of 2008, DD&A of oil and gas properties was $3.9 million, or $30.87 per bbl, as compared to $222,000, or $21.67 per bbl, for the third quarter of 2007. The increase in total DD&A is primarily due to the increased production volumes, as discussed above, while the increase on a per bbl basis is primarily due to the increase in the amount of costs being depleted as the number of wells completed and placed in production has increased over the prior year period.

For the nine months ended September 30, 2008, DD&A of oil and gas properties was $14.9 million, or $31.71 per bbl, as compared to $11.4 million, or $20.79 per bbl for the nine months ended September 30, 2007. The increase in total DD&A is primarily due to the increase in the amount of costs being depleted as the number of wells completed and placed in production has increased over the prior year period, even though production volume decreased.

Depreciation expense for non-oil and gas property was $799,000 for the three months ended September 30, 2008 as compared to $373,000 for the comparable period in 2007. For the nine months ended September 30, 2008, depreciation expense for non-oil and gas property was $2.4 million as compared to $804,000 for the comparable period of 2007. The increase is due primarily to the increase in capitalized costs for our central production facility, the connection to the regional pipeline system and other Field-related assets that were completed in 2007 and began being depreciated in the third quarter of 2007.

Transportation expense

For the three months ended September 30, 2008, transportation and storage costs were approximately $913,000, or $7.49 per bbl, as compared to $428,000, or $5.15 per bbl, for the third quarter of 2007. The increase is due primarily to higher production and sales volumes during the three months ended September 30, 2008 as compared to the same period in 2007. For the nine months ended September 30, 2008, transportation and storage costs were $3.3 million, or $6.57 per bbl, as compared to $2.9 million, or $4.48 per bbl, for the comparable period of 2007. Production and sales volumes were lower in the first nine months of 2008 as compared to the first nine months of 2007; however, all export sales during the first nine months of 2008 were via pipeline while the majority of export sales during the first nine months in 2007 were via rail. We incur higher transportation costs, and higher sales prices, for pipeline exports than for rail exports.

Operating and administrative expense—Kazakhstan

For the three months ended September 30, 2008, operating and administrative expense in Kazakhstan was $7.3 million, as compared to $6.1 million for the same period in 2007. The increase between periods is primarily a result of changes in inventory and the impact of a new excise tax on exports in Kazakhstan. For the three months ended September 30, 2008, changes in inventory resulted in a decreased operating expense of $1.2 million, which more than offset the excise tax on oil exports, resulting in additional expense of $2.2 million and $3.2 million for the three and nine months ended September 30, 2008, respectively. In addition, workover expenses increased by $525,000 and $949,000, in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

For the nine months ended September 30, 2008, operating and administrative expenses were $18.1 million, as compared to $13.6 million for the comparable period in 2007. As discussed above, the increase between periods is primarily a result of changes in inventory between periods, the impact of the new excise tax on exports and increased workover expenses.

General and administrative expense—Houston

For the three months ended September 30, 2008, general and administrative expense in Houston was $1.9 million, as compared to $3.3 million for the comparable period in 2007. For the nine months ended September 30, 2008, general and administrative expense in Houston was $7.2 million, as compared to $10.3 million for the comparable period in 2007. The decreases are due to decreases in employee costs, including payroll and benefits, and stock-based compensation expense related to reduced staffing levels.

Interest expense

Interest expense, net of capitalized interest of $223,000, for the three month period ended September 30, 2008 was $11.9 million, as compared to interest expense of $9.5 million, net of $1.4 million of capitalized interest, for the three month period ended September 30, 2007. For the nine months ended September 30, 2008, interest expense was $33.2 million, net of capitalized interest of $607,000, as compared to interest expense of $27.3 million, net of capitalized interest of $5.2 million, for the nine months ended September 30, 2007. This increase is primarily due to the decrease in the amount of interest capitalized in the first nine months of 2008 as compared to the same period in 2007 as well as interest accrued since December 31, 2007 on the returns obligations due to holders of our Junior Preferred Stock. Capitalized interest decreased in the first nine months of 2008 primarily due to decreased drilling activity and the commissioning of our central production facility and related equipment and the connection to the regional pipeline system in the second half of 2007.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we had a net working capital deficit of approximately $56.6 million and a stockholders’ deficit of approximately $73.8 million at September 30, 2008. These matters raise substantial doubt about our ability to continue as a going concern. Included in our current liabilities is approximately $19.1 million in returns obligations including interest accruing at a rate of 10% per annum from December 31, 2007 incurred in connection with the issuance of our Junior Preferred Stock. Certain holders of Junior Preferred Stock who are entitled to receive an aggregate of $16.0 million of the returns obligations have agreed to defer the due date of such returns obligations until the earlier of the closing of the Tender Offers or termination of the Purchase Agreements, discussed below. The remaining $3.1 million of returns obligations became due and payable on June 18, 2008. If and when any of the returns obligations are paid, we may elect to satisfy our payment obligations by delivery of shares of Common Stock, if we have a sufficient number of authorized and unissued shares, valued at 97% of the Common Stock’s market value at such time. Also included in current liabilities at September 30, 2008 is approximately $12.3 million in preferred stock dividends that can be satisfied by the issuance of additional preferred shares or common shares subject to certain restrictions. We have incurred operating losses since our inception. To date, we have funded our development operations and working capital requirements through a combination of debt and equity proceeds and cash flow from operations.

For the nine months ended September 30, 2008 and 2007, our ongoing capital expenditures were $6.4 million and $83.5 million, respectively. Our primary sources of funding have been our private placement of 12% Senior Secured Notes due 2010 (the “Senior Notes”) of our wholly owned subsidiary, Transmeridian Exploration Inc. (the “Issuer”), and warrants to purchase shares of our Common Stock in December 2005, the additional debt and shares of our Common Stock issued in May 2006, private placements of Common Stock, preferred stock and warrants and the exercise of previously issued warrants. The total capitalized cost attributable to the Field as of September 30, 2008 was $413.0 million, which includes $22.8 million of capitalized interest.

As discussed in further detail under “ — Amended and Restated Investment Agreement” below, the Company has entered into the Investment Agreement with UEGL, which was subsequently amended and restated pursuant to the Amended and Restated Investment Agreement, pursuant to which UEGL agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of each of the Senior Preferred Stock and Junior Preferred Stock and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements. The closing of the transactions is subject to certain conditions and approvals and there can be no assurance that the transactions will be consummated. Additionally, until the transactions are consummated or the Amended and Restated Investment Agreement with UEGL is terminated, we are not permitted to seek proposals for competing transactions or investments.

Operating cash flow is dependent upon many factors, including production levels, sales volumes, oil prices and other factors that may be beyond our control. World oil prices continued to remain high during the third quarter of 2008 and we have received substantially better prices for the crude oil we exported (all of which we exported by pipeline) as compared to the third quarter of 2007 when most of our export crude oil sales were via rail. With the commissioning of our central production facility, including a demercaptan unit, and proprietary connection to the regional pipeline system, we have been able to produce and export pipeline quality crude oil on a consistent basis.

We utilized much of our excess liquidity during the period in 2007 when the Field was shut-in to fund operating costs, overhead, scheduled interest payments and necessary capital expenditures. As a result, we do not currently have the necessary resources to allow for continued drilling of exploration and development wells and to meet other working capital obligations. During the first nine months of 2008, we carried out a limited workover program in the Field to clean out paraffin deposits and install artificial lift equipment in selected wells. At production levels experienced during the first nine months of 2008 of approximately 1,711 bopd, and at the prices that we received, we were able to generate sufficient cash flow to cover our operating costs, overhead and scheduled interest payments on our debt. In addition, in June 2008 we sold certain surplus or obsolete equipment to UEGL for proceeds of $12.0 million. However, as discussed above, we had a working capital deficit of $56.6 million at September 30, 2008, including approximately $13.5 million of trade payables owed by our wholly owned subsidiary, JSC Caspi Neft TME (“Caspi Neft”), a joint stock company organized under the laws of Kazakhstan, to Sun Drilling LLP (“Sun Drilling”). Caspi Neft agreed, pursuant to a settlement agreement with Sun Drilling entered into on July 23, 2008, to pay Sun Drilling such amount by September 21, 2008, plus a late payment penalty (equal to 0.07% of the settlement amount for each day the payment is late following a 15 business day grace period (which, to date, such settlement amount plus late payment penalties, equal to approximately $13.6 million, have not been paid)). Accordingly, we do not have sufficient liquidity to carry out a full development program of the Field. Furthermore, production declined to an average of 1,388 bopd during the third quarter of 2008 and, subsequent to the end of the quarter, oil prices have decreased significantly. As a result, no assurance can be given that production levels can be sustained or increased from existing wells, or that the cost cutting measures that have been instituted will result in sufficient additional cash flow to cover the working capital deficit, make scheduled interest payments or fund continued Field development.

We require significant additional funding to sustain our operations in the Field and satisfy our contractual obligations and our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis. Accordingly, if we are unable to complete the transactions contemplated by the Amended and Restated Investment Agreement with UEGL or another strategic transaction, we will have to seek additional capital to fund the working capital deficit, make scheduled interest payments and continued Field development. If we are unable to secure adequate additional capital, we will not be able to meet our contractual obligations or carry out the development plan for the Field, in which case our business, financial condition, results of operations and possibly our reported proved reserves would be materially and adversely affected. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In recent months there has been extreme volatility and disruption in the capital and credit markets. The volatility and disruptions have created conditions that may adversely affect the financial condition of our insurers and our oil and natural gas purchasers and other counterparties with whom we deal. While these market conditions persist, our ability to access the capital and credit markets may be adversely affected. In addition, we are subject to commodity price risk on our production and our liquidity may be adversely affected if commodity prices continue to decline.

Amended and Restated Investment Agreement

On June 11, 2008, the Company entered into an investment agreement with UEGL which was later amended by letter agreement dated July 22, 2008 (as amended, the “Investment Agreement”). On September 22, 2008, the Company and UEGL entered into an amended and restated investment agreement (the “Amended and Restated Investment Agreement”), which amends and restates the Investment Agreement in its entirety. The Amended and Restated Investment Agreement has an effective date of June 11, 2008. Under the terms of the Amended and Restated Investment Agreement, consistent with the Investment Agreement, UEGL has agreed, through a series of related transactions, subject to closing conditions, to acquire at least 90% of the Company’s outstanding shares of each of the Senior Preferred Stock and Junior Preferred Stock (together with the Senior Preferred Stock, the “Preferred Stock”) and to make a cash infusion to fund the Company’s ongoing capital expenditure program and working capital requirements.

In connection with the Amended and Restated Investment Agreement and the transactions contemplated thereunder, on June 11, 2008, UEGL entered into (i) stock purchase agreements (the “Senior Purchase Agreements”) with certain holders (the “Key Senior Preferred Stockholders”) of the Senior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Senior Preferred Stock held by such holders in exchange for convertible bonds to be issued by UEGL (“UEGL Bonds”) and $76 per share in cash to two other such holders, one of which has the option to elect to be paid UEGL Bonds in lieu of the $76 per share cash payment and (ii) a stock purchase agreement (the “Junior Purchase Agreement” and, together with the Senior Purchase Agreements, the “Purchase Agreements”) with certain holders (the “Key Junior Preferred Stockholders” and, together with the Key Senior Preferred Stockholders, the “Key Preferred Stockholders”) of the Junior Preferred Stock pursuant to which UEGL agreed, subject to closing conditions, to acquire all of the shares of Junior Preferred Stock held by such holders in exchange for $76 per share in cash or, at the election of such holders, a combination of cash and shares of the Common Stock valued at a price of $1.40 per share, provided that no more than 16%

of the aggregate purchase price paid to all of the Key Junior Preferred Stockholders may consist of Common Stock. In addition, UEGL agreed to pay to the Key Junior Preferred Stockholders additional returns equal to approximately $15.5 million (the “Additional Returns”).

The Key Junior Preferred Stockholders have agreed in the Junior Purchase Agreement to release the Company from any claims or liability with respect to any unpaid portion of the Additional Returns in excess of the amount UEGL has agreed to pay. In addition, under the terms of the Amended and Restated Investment Agreement, the Company will use its reasonable best efforts to cause the other holders of Junior Preferred Stock who are parties to additional return agreements to execute a release and waiver which, among other things, will waive their rights to any portion of the Additional Returns due to them that are not being paid by UEGL and release the Company from any claims or liability with respect to such unpaid portions of the Additional Returns. Execution of the release and waiver by each such holder of Junior Preferred Stock is a condition precedent to the closing of the transactions contemplated by the Amended and Restated Investment Agreement.

In connection with the Amended and Restated Investment Agreement and the Purchase Agreements, UEGL commenced a tender offer (the “Tender Offer”) to acquire all of the outstanding shares of Preferred Stock that are not owned by the Key Preferred Stockholders for $76 per share in cash. The obligations of UEGL under the Tender Offer are, among other things, subject to a minimum 90% acceptance threshold, which includes the shares to be purchased from the Key Preferred Stockholders.

The Tender Offer will expire at 5:00 p.m., New York City time, on November 14, 2008, unless extended. The withdrawal rights for tendered shares of the Preferred Stock expired at 12:00 midnight, New York City time, on August 29, 2008. As of 5:00 p.m., New York City time, on October 28, 2008, approximately 185,881 shares of the Junior Preferred Stock and approximately 61,316 shares of the Senior Preferred Stock had been validly tendered into the Tender Offer and not withdrawn.

Subject to the terms and conditions of the Amended and Restated Investment Agreement, the Company also commenced an exchange offer and consent solicitation pursuant to which the Company offered to exchange the Senior Notes for new 12% Senior Secured Notes due 2010 (the “New Notes”) of the Issuer and cash payments (the “Exchange Offer”). The obligations of UEGL under the Amended and Restated Investment Agreement, the Purchase Agreements and the Tender Offer are subject to a minimum 90% acceptance threshold for the Exchange Offer (excluding any Senior Notes held by UEGL). The New Notes are governed by an indenture, dated as of October 24, 2008, among the Issuer, the Company, certain of the Company’s other subsidiaries, as guarantors, and The Bank of New York Mellon, as trustee (the “New Indenture”). The New Notes will not be offered pursuant to an effective registration statement. Therefore, the New Notes may not be offered or sold in the United States absent an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and any applicable state securities laws.

On October 7, 2008, the Company received tenders with respect to the minimum participation threshold for the Exchange Offer. In addition, holders of an aggregate principal amount of the Senior Notes necessary to implement certain amendments to the indenture, dated as of December 12, 2005, among the Issuer, the Company, certain of the Company’s other subsidiaries, as guarantors, and the indenture trustee, as supplemented by the First Supplemental Indenture, dated as of December 22, 2005, and the Second Supplemental Indenture, dated as of May 24, 2006 (the “Original Indenture”), and related security documents governing the Senior Notes delivered written consents with respect to such amendments. As of 5:00 p.m., New York City time, on October 28, 2008, holders of an aggregate $242,618,000 principal amount of the Senior Notes (which represents 98.28% of the outstanding Senior Notes (excluding the Senior Notes held by UEGL)) had tendered their Senior Notes into the Exchange Offer and consented to the proposed amendments. The Exchange Offer, which is subject to a minimum 90% acceptance threshold, will expire at 5:00 p.m., New York City time, on November 14, 2008, unless extended.

The Amended and Restated Investment Agreement and the transactions contemplated thereby are conditioned upon an amendment to and restatement of the Company’s amended and restated bylaws and amended and restated certificate of incorporation (the “Amendment to the Certificate of Incorporation”) to, among other things, increase the number of authorized shares of Common Stock to 1,000,000,000 and of preferred stock to 15,000,000 and to make certain other changes to permit the transactions. The Company will solicit proxies from the holders of Common Stock to vote in favor of the Amendment to the Certificate of Incorporation, among other things.

On August 4, 2008, the Company filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission (the “SEC”), reflecting the transactions as set forth in the Investment Agreement, in connection with the solicitation of proxies from the holders of Common Stock to vote in favor of the Amendment to the Certificate of Incorporation and other matters. On October 6, 2008, the Company filed an amended preliminary proxy statement with the SEC, reflecting the transactions as set forth in the Amended and Restated Investment Agreement, including modifications to the transaction structure.

Upon the closing of the transactions described above and the satisfaction of other conditions to closing discussed below (the “Swap Closing”), UEGL will:

(1)	Pay into an escrow account the “First Tranche Price,” which amount will equal: (i) $151,215,804 minus (ii) (A) the number of shares of Senior Preferred Stock and Junior Preferred Stock acquired by UEGL in the transaction times (B) $100 minus (iii) approximately $15.5 million of Additional Returns;

(2)	Surrender to the Company all of the shares of Preferred Stock acquired by it;

(3)	Pay the Additional Returns to the holders of Junior Preferred Stock; and

(4)	Receive 1,512,158 shares of the Company’s series B-1 redeemable convertible preferred stock, par value $0.0006 per share (the “B-1 Preferred Stock”), at a conversion price of $1.40 per share, which are convertible into 108,011,286 shares of Common Stock.

Also at the Swap Closing, UEGL will:

(1)	Pay into the escrow account the “Second Tranche Price,” an amount equal to: (i) $62,289,696 minus (ii) if UEGL elects and the aggregate of the First Tranche Price and $62,289,696 exceeds $75,000,000 (any such excess, the “Capital Excess”), the amount of the Capital Excess;

(2)	Receive 622,897 shares of the Company’s series B-2 redeemable convertible preferred stock, par value $0.0006 per share (the “B-2 Preferred Stock”), at a conversion price of $1.84 per share, which are convertible into 34,605,389 shares of Common Stock, such total number of shares of B-2 Preferred Stock to be proportionately reduced by the Capital Excess UEGL elects not to pay;

(3)	Receive warrants to purchase up to 33,653,960 shares of Common Stock at the subscription price of $1.20 per share (the “Mandatory Warrants”) beginning on the one year anniversary of the date of the Swap Closing (the “Original Issue Date”) and ending no later than on the ten (10) year anniversary date of the Original Issue Date (the “Exercise Period”); and

(4)	Receive warrants to purchase up to 5,000,000 shares of Common Stock at the subscription price of $1.00 per share during the Exercise Period (the “Optional Warrants”).

Also at the Swap Closing:

(1)	UEGL will be required to exchange any Senior Notes and New Notes held by it, or any of its affiliates, for (i) a number of shares of Common Stock to be determined based on the aggregate principal amount of the Senior Notes and the New Notes being surrendered to the Company by UEGL divided by $0.45, (ii) warrants to purchase up to 150,000,000 shares of Common Stock at the subscription price of $0.60 per share during the Exercise Period, and (iii) warrants to purchase up to 75,000,000 shares of Common Stock, at the subscription price of $1.20 per share during the Exercise Period; and

(2)	The Company will issue to UEGL a number of shares of Common Stock equal to the aggregate amount of the cash consideration payable in the Exchange Offer funded by UEGL, divided by $0.45.

Immediately following the Swap Closing, the Company will cause the Issuer to make a change of control offer for the Senior Notes not accepted for exchange in the Exchange Offer as required by the Original Indenture, as supplemented by the Third Supplemental Indenture, dated as of October 24, 2008 (the “Existing Indenture”). If less than all of the Senior Notes are repurchased pursuant to the change of control offer, the Issuer will apply the amount of cash not used to fully repurchase the Senior Notes to redeem the outstanding New Notes on a pro rata basis at par plus accrued but unpaid interest to the redemption date. The Issuer will not be required to redeem any outstanding New Notes unless the aggregate redemption price is at least $2.0 million.

In the event UEGL funds the change of control repurchase of any Senior Notes and/or the subsequent redemption of any outstanding New Notes, the Company shall issue to UEGL, in a private placement exempt from registration under the Securities Act, and subject to approval of the American Stock Exchange, a number of shares of Common Stock equal to the aggregate amount funded by UEGL, divided by $0.45; provided that the number of shares of Common Stock to be issued to UEGL under items (1)(i) and (2) immediately above, together with any Common Stock issued to UEGL pursuant to the funding of any change of control repurchase of Senior Notes after the Swap Closing and/or the subsequent redemption of any outstanding New Notes (collectively, the “Newly Issued Common Stock”), will be capped at 260,666,667 shares. The issuance to UEGL of the Newly Issued Common Stock contemplates that UEGL (or its affiliates) will exchange or fund the exchange for cash, repurchase and redemption of $117.3 million aggregate principal amount of Senior Notes and New Notes.

Cash proceeds placed in escrow at the Swap Closing will be disbursed in accordance with a capital requirements schedule, subject to review by an oversight committee of the Company’s board of directors appointed by UEGL. After the Swap Closing, the Company will redeem for cash the remaining shares of Preferred Stock, if any, not tendered to or purchased by UEGL.

The closing of the transactions contemplated in the Amended and Restated Investment Agreement is subject to specified conditions, including the consummation of the purchase of the Preferred Stock by UEGL under the Purchase Agreements, the consent of at least 66  2/3% of the outstanding shares of each class of Preferred Stock to amendments to its respective certificate of designations (to the extent and only if UEGL does not “beneficially own” at least 66 2/3% of the outstanding shares of such class of Preferred Stock), the closing of the Tender Offer, the closing of the Exchange Offer, the written release of all the parties to the additional return agreements of their rights under such agreements, receipt of any required government approvals, exchange approvals and other customary consents and approvals for a transaction of this size and nature. It is contemplated that the Company will redeem any outstanding shares of Preferred Stock not tendered pursuant to the Tender Offer or purchased by UEGL under the Purchase Agreements.

Terms of New Preferred Stock

The B-1 Preferred Stock and the B-2 Preferred Stock (collectively, the “New Preferred Stock”) to be issued to UEGL upon completion of the transactions will be issued in two series but, other than conversion price, will have substantially identical terms and conditions. The New Preferred Stock, which will have a liquidation preference of $100 per share, will be entitled to receive cumulative annual dividends of $15.00 per share, payable quarterly in cash (if permitted by the terms of the Company’s then-outstanding indebtedness and outstanding capital stock senior or equal in ranking to the New Preferred Stock), additional shares of New Preferred Stock or shares of Common Stock, in each case at the Company’s option and subject to the satisfaction of certain conditions. The annual dividend will decrease to a rate of $12.00 per share if the closing price of the Common Stock equals or exceeds 150% of the then-effective conversion price for at least 180 consecutive trading days.

Each share of the B-1 Preferred Stock will be convertible at any time at the option of the holder thereof into approximately 71.43 shares of Common Stock (based on the current conversion price of $1.40 per share of Common Stock) and each share of the B-2 Preferred Stock will be convertible at any time at the option of the holder thereof into approximately 54.34 shares of Common Stock (based on the current conversion price of $1.84 per share). The conversion price and number of shares of Common Stock to be delivered upon conversion of the New Preferred Stock is subject to adjustment pursuant to customary anti-dilution provisions.

The New Preferred Stock will be redeemable at the holder’s option on the fifth anniversary date of issuance of the New Preferred Stock, in cash, at the liquidation preference (subject to certain conditions) plus all accrued and unpaid dividends, or upon a change of control at a price per share equal to (i) (A) 110% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is equal to or less than the conversion price, or (B) 100% of the then-effective conversion price times the number of shares into which the New Preferred Stock is convertible, if the volume weighted average price for 30 consecutive trading days is greater than the conversion price, plus (ii) accrued and unpaid dividends.

Holders of the New Preferred Stock will vote together with the holders of the Common Stock on an as-converted basis based on the conversion price on the date of issuance, subject to adjustment for certain corporate events. Holders of the New Preferred Stock will have the right to elect a majority of the Company’s directors as long as their ownership on a fully diluted basis is equal to at least 50% of the Common Stock and provided that if UEGL’s ownership interest in the Company on an as-converted basis decreases, the number of directors UEGL has the right to designate will also decrease to conform to the new ownership percentage, rounded to the nearest multiple of 10%. If the Company fails to pay, for two or more years, dividends on the New Preferred Stock or any stock ranking equally with the New Preferred Stock and having similar voting rights or fails to redeem the New Preferred Stock at the holder’s election on the fifth anniversary of the issue date or in connection with a change of control, the holders of the New Preferred Stock and any stock ranking equal to the New Preferred Stock and having similar voting rights will have the right to elect two additional directors.

The New Preferred Stock will rank senior to the Common Stock, the Senior Preferred Stock and the Junior Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, winding up or dissolution. The New Preferred Stock will contain restrictive covenants related to the Company’s ability to (i) incur indebtedness, (ii) make certain payments or investments and (iii) pay dividends, and will further provide for preemptive rights in favor of the holders of the New Preferred Stock with respect to certain securities offerings that the Company may make in the future.

Terms of Warrants

The Mandatory Warrants and the Optional Warrants to be issued to UEGL will give UEGL the right to acquire, during the Exercise Period, up to approximately 33.7 million shares of Common Stock at the subscription price of $1.20 per share and up to 5 million shares of Common Stock at the subscription price of $1.00 per share, respectively. The Additional Warrants to be issued to UEGL will give UEGL the right to acquire, during the Exercise Period, up to (i) 150 million shares of Common Stock at the subscription price of $0.60 per share and (ii) 75 million shares of Common Stock at the subscription price of $1.20 per share. Each of the warrants issued to UEGL are not transferable until the commencement of the Exercise Period, may be exercised by cashless exercise during the Exercise Period, and the exercise price is subject to anti-dilution adjustments for dividends, subdivisions, combinations and reclassifications of Common Stock and for other distributions, as well as for issuances of Common Stock for less than the then-current exercise price on a weighted-average basis.

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

Oil and Gas Reserve Information

The information regarding our oil and gas reserves, the changes thereto and the estimated future net cash flows are dependent upon engineering, price and other assumptions used in preparing our annual reserve study. A qualified independent petroleum engineering firm was engaged to prepare the estimates of our oil and gas reserves in accordance with applicable engineering standards and in accordance with the SEC guidelines. Changes in prices and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented. Our oil and gas reserve data represent estimates only and are not intended to be a forecast of the fair market value of our assets.

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

Capitalized Interest Costs

We capitalize interest costs on oil and gas projects under development, including the costs of unproved leasehold and property acquisition costs, wells in progress and related facilities. During the three month periods ended September 30, 2008 and 2007, we capitalized approximately $223,000 and $1.4 million, respectively, of interest costs, which reduced our reported net interest expense to $11.9 million and $9.5 million, respectively. During the nine months ended September 30, 2008 and 2007, we capitalized approximately $607,000 and $5.2 million, respectively, of interest costs, which reduced our reported net interest expense to $33.2 million and $27.3 million, respectively.

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

Interest Rate Risk

At September 30, 2008, we had total debt outstanding of $277.6 million, net of unamortized debt discount of $12.4 million. The debt bears interest at a fixed rate of 12% per annum.

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

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2008, and concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

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

Except as set forth below and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, there have been no material changes in or additions to the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent changes in the financial and credit markets may impact economic growth, and oil and gas prices may continue to be adversely affected by general economic conditions.

Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. A continued slowing of global economic growth, and, in particular, in the United States, will likely continue to reduce demand for oil and gas. A reduction in the demand for, and the resulting lower prices of, oil and gas could adversely affect our results of operations.

Item 3.	Defaults Upon Senior Securities

Our Senior Preferred Stock and Junior Preferred Stock pay cumulative quarterly dividends payable at our option in additional shares of preferred stock, Common Stock (subject to the satisfaction of certain conditions set forth in our charter documents), cash (if allowed by the terms of our then-existing debt and preferred stock instruments), or any combination of additional shares of preferred stock, Common Stock and cash on January 1, April 1, July 1 and October 1 of each year. During the second quarter of 2008, we paid the April 1, 2008 dividend to the holders of our Preferred Stock in full other than the 2,303 shares of Common Stock to be delivered in lieu of fractional shares of Senior Preferred Stock and 1,918 shares of Common Stock to be delivered in lieu of fractional shares of Junior Preferred Stock on the outstanding shares of Senior Preferred Stock and Junior Preferred Stock, respectively. In addition, we did not declare or pay the July 1 or October 1 dividend on the Senior Preferred Stock or Junior Preferred Stock. Under the Amended and Restated Investment Agreement, the Company is prohibited from paying dividends on any of its capital stock without the consent of UEGL. Accordingly, the Company does not anticipate declaring or paying any future dividends on its Senior Preferred Stock or Junior Preferred Stock. Failure to pay dividends on the Senior Preferred Stock or Junior Preferred Stock limits the Company’s ability to make dividends or distributions on its capital stock, redeem or purchase its capital stock, incur indebtedness or make certain restricted payments. In addition, if dividends are in arrears for two or more years, holders of each of the Senior Preferred Stock and Junior Preferred Stock will have the right to elect two additional directors until the arrearage is cured.

Item 6.	Exhibits

2.1	Amended and Restated Investment Agreement, dated as of June 11, 2008 and amended and restated as of September 22, 2008, by and between UEGL and the Company (filed as Annex A to the Company’s Preliminary Proxy Statement on Schedule 14A dated October 6, 2008 and incorporated by reference herein).

2.2	Amended and Restated Investor Rights Agreement, dated as of June 11, 2008 and amended and restated as of September 22, 2008, by and between UEGL and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2008 and incorporated by reference herein).

4.1	Third Supplemental Indenture, dated as of October 24, 2008, by and among Transmeridian Exploration Inc., the Company, TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, Bramex Management, Inc., JSC Caspi Neft TME and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

4.2	Indenture, dated as of October 24, 2008, by and among Transmeridian Exploration Inc., the Company, TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, Bramex Management, Inc., JSC Caspi Neft TME and The Bank of New York Mellon, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.1	Amended and Restated Conditional Share Transfer Agreement, dated as of October 24, 2008, among JSC BTA Securities, as securities agent, and Transmeridian Exploration Inc. and Bramex Management, Inc., as shareholders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.2	Amended and Restated Share Encumbrance and Pledge Agreement, dated as of October 24, 2008, among JSC BTA Securities, as securities agent, and Transmeridian Exploration Inc. and Bramex Management, Inc., as shareholders (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.3	Amended and Restated Securities Agency Agreement, dated as of October 24, 2008, by and among The Bank of

New York Mellon, as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture, JSC BTA Securities, as securities agent, Transmeridian Exploration Inc. and Bramex Management, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.4	Pledge Agreement, dated as of October 24, 2008, by and among each of the subsidiaries of the Company listed therein, and The Bank of New York Mellon, as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.5	Amended and Restated Pledge Agreement, dated as of October 24, 2008, by and among Transmeridian Exploration Inc. and The Bank of New York Mellon, as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.6	Amended and Restated Pledge Agreement, dated as of October 24, 2008, by and among the Company and The Bank of New York Mellon as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.7	Letter Agreement with Lorrie T. Olivier, dated as of September 22, 2008, by and between Lorrie T. Olivier and UEGL (filed as Annex C of Annex A to the Company’s Preliminary Proxy Statement on Schedule 14A dated October 6, 2008 and incorporated by reference herein).

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transmeridian Exploration Incorporated

/s/ Earl W. McNiel
Date: November 10, 2008	Earl W. McNiel
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

EXHIBIT INDEX

2.1	Amended and Restated Investment Agreement, dated as of June 11, 2008 and amended and restated as of September 22, 2008, by and between UEGL and the Company (filed as Annex A to the Company’s Preliminary Proxy Statement on Schedule 14A dated October 6, 2008 and incorporated by reference herein).

2.2	Amended and Restated Investor Rights Agreement, dated as of June 11, 2008 and amended and restated as of September 22, 2008, by and between UEGL and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2008 and incorporated by reference herein).

4.1	Third Supplemental Indenture, dated as of October 24, 2008, by and among Transmeridian Exploration Inc., the Company, TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, Bramex Management, Inc., JSC Caspi Neft TME and The Bank of New York Mellon, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

4.2	Indenture, dated as of October 24, 2008, by and among Transmeridian Exploration Inc., the Company, TMEI Operating, Inc., Transmeridian (Kazakhstan) Incorporated, Bramex Management, Inc., JSC Caspi Neft TME and The Bank of New York Mellon, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.1	Amended and Restated Conditional Share Transfer Agreement, dated as of October 24, 2008, among JSC BTA Securities, as securities agent, and Transmeridian Exploration Inc. and Bramex Management, Inc., as shareholders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.2	Amended and Restated Share Encumbrance and Pledge Agreement, dated as of October 24, 2008, among JSC BTA Securities, as securities agent, and Transmeridian Exploration Inc. and Bramex Management, Inc., as shareholders (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.3	Amended and Restated Securities Agency Agreement, dated as of October 24, 2008, by and among The Bank of New York Mellon, as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture, JSC BTA Securities, as securities agent, Transmeridian Exploration Inc. and Bramex Management, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.4	Pledge Agreement, dated as of October 24, 2008, by and among each of the subsidiaries of the Company listed therein, and The Bank of New York Mellon, as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.5	Amended and Restated Pledge Agreement, dated as of October 24, 2008, by and among Transmeridian Exploration Inc. and The Bank of New York Mellon, as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.6	Amended and Restated Pledge Agreement, dated as of October 24, 2008, by and among the Company and The Bank of New York Mellon as collateral agent, as trustee under the Existing Indenture and as trustee under the New Indenture (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 30, 2008 and incorporated by reference herein).

10.7	Letter Agreement with Lorrie T. Olivier, dated as of September 22, 2008, by and between Lorrie T. Olivier and UEGL (filed as Annex C of Annex A to the Company’s Preliminary Proxy Statement on Schedule 14A dated October 6, 2008 and incorporated by reference herein).

**31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(b) and 15d-14(b) under the Securities Exchange Act of 1934 and 18 United States Code Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith
†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended.